Form 10-K
period 2022-12-31
AXT INC
filed 2023-03-16
CIK 1051627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

reporting company)
Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ◻ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $5.86 for the common stock on June 30, 2022 as reported on the Nasdaq Global Select Market, was approximately $195,138,094. Shares of common stock held by each officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2023, 43,568,708 shares, $0.001 par value, of the registrant’s common stock were outstanding.

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

InP is a high-performance semiconductor wafer substrate used in broadband and fiber optic applications, 5G infrastructure and data center connectivity. More recently, InP substrates are being used in certain consumer products, including biometric wearables and other health monitoring applications. In recent years, InP demand has increased. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, including high brightness light emitting diodes (HBLEDs) that are often used to backlight wireless handsets and liquid crystal display (LCD) TVs and also used for automotive panels, signage, display and lighting applications. GaAs wafers could also be used for making vertical cavity surface emitting lasers (VCSELs) and micro-LEDs targeting improved screen technology. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

Our supply chain strategy includes several consolidated raw material companies. One of these consolidated companies produces pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots, effusion rings when growing OLED (Organic Light Emitting Diode) tools, epitaxial layer growth in MOCVD (Metal-Organic Chemical Vapor Deposition) reactors and MBE (Molecular Beam Epitaxy) reactors. We use these pBN crucibles in our own ingot growth processes and they are also sold in the open market to other companies. The second consolidated company converts raw gallium to purified gallium. We use purified gallium in producing our GaAs substrates and it is also sold in the open market to other companies for use in producing magnetic materials, high temperature thermometers, single crystal ingots, including gallium arsenide, gallium nitride, gallium antimonite and gallium phosphide ingots, and other materials and alloys. In addition to purified gallium, the second consolidated company also produces InP base material which we then use to grow single crystal ingots. Our substrate product group generated 79%, 75% and 79% of our consolidated revenue and our raw materials product group generated 21%, 25% and 21% for 2022, 2021 and 2020, respectively.

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
• Consumer devices
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
• Direct broadcast television
• Power amplifiers for wireless devices
• Satellite communications
• High efficiency solar cells for drones and automobiles
• Solar cells
Gallium Arsenide	• High brightness LEDs
(GaAs - semi-conducting)	• Screen displays using micro-LEDs
1”, 2”, 3”, 4”, 5", 6”	• Printer head lasers and LEDs
(8” in sample quantities)	• 3-D sensing using VCSELs
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
• Used when growing epitaxial layers in Molecular Beam Epitaxy (MBE) reactors

All of our products are manufactured in the People’s Republic of China (PRC or China) by our PRC subsidiaries and PRC joint ventures. The PRC generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of raw material companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. In the event of industry-wide supply shortages we believe our vertically integrated supply chain strategy will be even more advantageous. Our raw material companies produce materials, including raw gallium (4N Ga), high purity gallium (6N and 7N Ga), starting material for InP, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We have board representation in all of these raw material companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operations, or financial decisions, of such companies. We use the equity method to account for companies in which we have noncontrolling financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

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

Begun in 2017, the relocation of our gallium arsenide production lines is now completed. Our PRC subsidiary, Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), entered into volume production in 2020. To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages. By December 31, 2019, we had ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and transferred 100% of our ingot production to the new manufacturing facility of our PRC subsidiary, ChaoYang Tongmei Xtal Technology Co., Ltd., (“ChaoYang Tongmei”), in Kazuo, a city approximately 250 miles from Beijing. We transferred our wafer processing equipment for gallium arsenide to Baoding Tongmei’s new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing. Most of our larger, more sophisticated customers have qualified gallium arsenide wafers from the new sites. A few customers, as well as prospective customers, are still in the qualification process. These new facilities enabled us to expand capacity and upgrade some of the equipment. In 2021 and 2022, we added additional equipment, including certain more advanced equipment. We have also invested in additional buildings to complement the initial construction and add capacity as needed. Our PRC subsidiaries also acquired sufficient land to enable them to add facilities, if needed in the future. We believe our ability to add capacity gives us a competitive advantage. In addition, a new level of technological sophistication in our manufacturing capabilities will enable us to support the major trends that we believe are likely to drive demand for our products in the years ahead.

Customer qualifications and expanding capacity as needed require us to continue to diligently address the many details that arise at each of our sites. A failure to properly accomplish this could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification and volume requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

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

Tongmei submitted its IPO application to the Shanghai Stock Exchange in December 2021 and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Further, the timing of the completion of the Star Market IPO is subject to numerous factors outside Tongmei’s control. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

An early step in the STAR Market IPO process involved certain entity reorganizations and alignment of assets under Tongmei. In this regard our two consolidated raw material companies, Nanjing JinMei Gallium Co., Ltd. (“JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”) and its subsidiaries were assigned to Tongmei in December 2020. As of June 30, 2021, AXT-Tongmei, Inc., a wholly owned subsidiary of AXT, was assigned to Tongmei. The assignment to Tongmei of JinMei, BoYu and its subsidiaries, and AXT-Tongmei, Inc. will increase the number of customers and employees attributable to Tongmei as well as increase Tongmei’s consolidated revenue.

We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities (“VIEs”). Recent statements and regulatory actions by China’s government on the use of VIEs and data security or anti-monopoly concerns have not impacted our ability to conduct our business or continue to list our common stock on the Nasdaq Global Select Market.

The following organization chart depicts the consolidated structure as of December 31, 2022.

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

In the ordinary course of business, our PRC subsidiaries and PRC joint ventures require permits and licenses to operate in the PRC. Such permits and licenses include permits to use hazardous materials in manufacturing operations. From time to time, the PRC government issues new regulations, which may require additional actions on the part of our PRC subsidiaries and PRC joint ventures to comply. For example, on February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances. The previous list, which was published in 2002, did not restrict the materials that we use in our wafers. The new list added gallium arsenide. As a result of the newly published list, we were required to seek additional permits. In the ordinary course of business, our PRC subsidiaries and PRC joint ventures apply for permits as required. Any such intervention or influence or change in the rules and regulations in China could result in a material change in our PRC operations and/or the value of our common stock or cause the value of such securities to significantly decline or be worthless.

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 14% of our revenue derives from importing our wafers into the United States and we expect the volume to increase. In 2022, 2021 and 2020, we paid approximately $3.3 million, $1.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

We have created a vertically-integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We license to our PRC subsidiaries intellectual property and receive from our PRC subsidiaries royalty payments. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We also sell to our PRC subsidiaries capital equipment that we purchase at the request of our PRC subsidiaries and for which we are reimbursed by the applicable PRC subsidiary. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. Third, our PRC subsidiaries and PRC joint ventures have paid dividends to entities within the Company’s corporate structure. For the years ended December 31, 2022 and 2021, the aggregate dividends paid to the

Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $2.9 million and $774,000, respectively. In June 2021, the Company received a $774,000 dividend from one of our equity investments, Xiaoyi XingAn Gallium Co., Ltd. (“Xiaoyi XingAn”). For years ended December 31, 2022 and 2021, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $0, respectively. All of these distributions were paid to our PRC subsidiaries and the minority shareholders. For the year ended December 31, 2022, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute to our investor’s earnings under our corporate structure. We settle amounts owed under our transfer pricing arrangements in the ordinary course of business.

The cash generated from one PRC subsidiary is not used to fund another PRC subsidiary’s operations. None of our PRC subsidiaries has ever faced difficulties or limitations on its ability to transfer cash between our subsidiaries. We have cash management policies that dictate the amount of such funding.

We are subject to a number of unique legal and operational risks associated with our corporate structure, any of which could result in a material change in our operations and/or the value of our common stock or cause the value of such securities to significantly decline or be worthless. Please carefully read the information beginning on page 9 of this report and included in Item 1A. Risk Factors. In particular, the following risk factors address issues associated with our corporate structure:

●	Although we are a Delaware corporation and are neither a PRC operating company nor do we conduct our operations in China through the use of VIEs, in the event we inadvertently concluded that we do not require any permissions or approvals from the CSRC or other PRC central government authorities to complete a public offering of securities in the U.S. or applicable laws, regulations, or interpretations change, we may be required to obtain such permissions or approvals to complete such a public offering of securities.
●	The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice.
●	The PRC central government may also exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our common stock.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	Joint venture raw material companies in China bring certain risks.
●	Risks exist in utilizing our new gallium arsenide manufacturing sites efficiently.
●	The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing, including intermittent mandatory shutdowns.
●	Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.
●	Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequence in China.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.
●	The terms of the private equity raised in China as a first step toward an IPO on the STAR Market grant each Investor a right of redemption if Tongmei fails to achieve its IPO.
●	We are subject to foreign exchange gains and losses that may materially impact our statement of operations.
●	Although the audit report incorporated by reference in this prospectus is prepared by an independent registered public accounting firm that is currently inspected fully by the Public Company Accounting

Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.

Our independent registered public accounting firm is BPM, which is registered with PCAOB. The Holding Foreign Companies Accountable Act (the “HFCA Act”) requires that the PCAOB determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong because of positions taken by PRC authorities in those jurisdictions. BPM is neither headquartered in the PRC or Hong Kong nor is it subject to the determinations announced by the PCAOB. Accordingly, the Company does not expect the HFCA Act, the Accelerating Holding Foreign Companies Accountable Act and the related regulations to affect the Company and does not expect to be identified by the Securities and Exchange Commission, or SEC, under the HFCA Act. On December 15, 2022, the PCAOB vacated its 2021 determinations that the positions taken by authorities in the PRC and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. See “Although the audit report is prepared by an independent registered public accounting firm who is currently inspected fully by the PCAOB, there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB” under Item 1A. Risk Factors for further information on risks attendant to our foreign operations and dependence.

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

Silicon substrates dominate the semiconductor substrate market. Silicon wafers are larger in diameter and significantly lower in cost. AXT and our competitors exist because the laws of physics prevent certain functions from performing properly, or at all, if silicon material is used as the wafer substrate. Our substrate wafers are used when a typical silicon substrate wafer cannot meet the performance requirements of a semiconductor chip or optoelectronic device. Demand for higher performance non-silicon-based wafer substrates, such as the substrates in which AXT specializes, is expected to increase as new applications are adopted. In contrast to the ever-more complex electronic circuit designs and the skill sets required to accomplish such designs, the knowledge base and skill sets required for AXT and our competitors are material science-based. We do not design or manufacture the semiconductor chips and other electronic circuits. Instead, we apply our deep knowledge in material science to grow single crystal ingots that are then sliced into individual wafer substrates. We add value by researching, developing and producing the specialty material wafers. This places us at the beginning of the semiconductor “food chain”.

InP is a high-performance semiconductor substrate used in broadband and fiber optic applications, 5G infrastructure and data center connectivity. More recently, InP substrates are being used in certain consumer products. InP substrates are also used in biometric wearables and other health monitoring applications. In recent years, InP demand has increased. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, including high brightness light emitting diodes (HBLEDs) that are often used to backlight wireless handsets and liquid crystal display (LCD) TVs and also used for automotive panels, signage, display and lighting applications. A new application for semi-conducting GaAs substrates is 3-D sensing chips using VCSELs (vertical cavity surface emitting lasers) as an array of lasers on a single chip that can be used in cell phones and other devices. GaAs wafers could also be used for making vertical cavity surface emitting lasers (VCSELs) and micro-LEDs targeting improved screen technology. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

The AXT Advantages

We believe that we benefit from the following advantages:

●	New facilities, equipment and added capacity. We believe we are the only company in our industry to have added significant new facilities, equipment and capacity in 2021 and 2022. Although current customers and prospective customers previously viewed our relocation process as a risk, we believe our success in managing this process now positions us as the “go to” supplier with a state of the art manufacturing line, a proven ability to add capacity and a commitment to continuous improvement.

●	Funds from the recent private equity investments in Tongmei and the anticipated future IPO of Tongmei are viewed favorably by our customers, prospective customers and government agencies in China. New applications using InP and GaAs wafer substrates could require significant capital investments to add capacity, purchase and install advanced process and test equipment or construct additional facilities. We believe customers view the funds raised in December 2020 and January 2021, and intended to be raised in the IPO, as a sign of our commitment to meet their needs and to deploy this capital to increase capacity as needed. Further, we believe Tongmei is viewed more favorably by local government agencies in light of its intention to go public on the STAR Market.
●	Key leadership in InP technology and revenue growth. We believe our InP wafers have the lowest defect densities, stress and slip lines on the market, enabling our customers to achieve the highest wafer fab and device yields. We have developed a strong base of proprietary InP technology that we continue to expand. There are significant barriers to entry in the InP substrate market and currently, there are only three primary suppliers, including AXT. We believe that this market will continue to expand and grow. We intend to promote our track record of successfully adding capacity as the market expands.
●	Key provider of low defect density GaAs wafer substrates. In recent years customer demand for low etch pit density (“EPD”) GaAs wafer substrates has increased, particularly for LED lighting, the deployment of 3-D sensing for facial recognition in cell phones and world facing camera technology in cell phones. The requirement of low EPD is a barrier to entry and we believe there are a limited number of potential substrate providers that can meet this requirement, including AXT. As we qualify low EPD wafers from our new location, we believe the quality of our low EPD wafers and our ability to expand manufacturing capacity quickly will enable us to support new applications and generate additional revenue.
●	Proprietary process technology drives manufacturing. In our industry, the single crystal growth process and the wafer manufacturing process incorporate proprietary process technology. We have a substantial body of proprietary process technology and we believe this gives us a competitive advantage, especially in InP. This also creates a barrier to entry.
●	Low-cost manufacturing operation in China. Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to costs of comparable facilities and labor in the United States, Japan or Europe. As of December 31, 2022, 1,532 of our 1,559 employees (including employees at our Beijing, Kazuo and Dingxing facilities as well as our consolidated raw material companies) were located in China. Our primary competitors have their major manufacturing operations in Germany or Japan. Our presence in China also enables us to closely manage our raw materials supply chain.
●	We believe that we are the only compound semiconductor substrate supplier to have a position in raw materials. We have partial ownership of raw material companies in China that form an integral part of our

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
●	Our diverse product offering results in a broader range of customers and applications. We offer a diverse range of products and are able to provide custom-defined products that meet our customers’ specifications. We have a strong technical sales support team that engages with our customers and understands their product requirements. A significant percentage of the members of our team that engage with customers have PhDs in physics or materials science. This combination of technical sales strength and our willingness to accept our customers’ unique product specifications results in a broad range of customers and applications. As demand for our wafer substrates expands it could strain the supply of raw materials making our business model even more important.
●	Enhanced revenue diversity through the sale of raw materials. Our strategy allows our consolidated subsidiaries to also sell raw materials in the open market to third parties. Revenue from non-substrate products provides further diversity in our customer base and business model.
●	Business model unique among current competitors. We believe we are the only publicly traded company producing InP, GaAs and Ge wafer substrates. Our main competitors are either privately owned companies or divisions within very large companies that are publicly listed in Japan. We believe the combination of access to U.S. and China capital markets, China-based manufacturing and a unique strategy for the supply of many of the raw materials we need is a competitive advantage as well as an attractive business model to our customers.

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

AXT uses its proprietary vertical gradient freeze (VGF) technology for growing single crystal Indium Phosphide (InP), Gallium Arsenide (GaAs) and Germanium (Ge) ingots. After growing the crystalline ingot, the ingot is then sliced into individual substrates or wafers. Before specialty material wafers can be used, a thin layer of structured chemicals is grown on the surface of the substrate. This is called an epitaxial layer and it is a complicated and highly technical process. We do not grow the epitaxial layer. We sell the majority of our substrates to companies that specialize in applying the epitaxial layer. Our wafers are then used to produce state-of-the-art electronic circuits and opto-electronic devices. The chips are used in a wide variety of applications.

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

With the recent evolution in several applications, InP lasers are projected to play a dominant role in the optoelectronics arena, e.g. silicon photonics (where InP lasers are a key component), autonomous cars (where special wavelength InP-based lasers are used for object sensing and collision avoidance), health and well-being biometric wearables and certain consumer products. Crystal growth process technology frequently contains steps and procedures that are considered proprietary secrets held by the producer, often including methods to control the temperature within the crucible. InP crystal growth relies on extreme pressure within the crucible. As such it requires not only temperature control methodologies, but also pressure control and stabilization process methodologies, many of which AXT considers proprietary trade secrets. It is this combination of variables and the required methods to control them that create a barrier to entry. We believe our long-term investment in InP research and development has resulted in a substantive body of proprietary knowledge.

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

Ideally, all the atoms in a wafer or substrate are arrayed in a specific periodic order. However, sensitivities in the ingot growth process will cause some atoms to be improperly aligned and these are referred to as dislocations. The aggregate number of dislocations in a wafer is referred to as the dislocation density. Dislocation densities can be seen as a group of tiny marks or pits under a microscope by etching the wafer with acid and each wafer has an etch pit density or EPD. Certain micro devices, such as GaAs industrial lasers, require wafers with very low EPD. AXT considers the process technology we use to achieve low EPD as proprietary process technology and we believe we are one of only a few substrate manufacturing companies that can produce low EPD wafers.

Products

We have two product lines: specialty material substrates and raw materials integral to these substrates. We design, develop, manufacture and distribute high-performance semiconductor substrates, also known as wafers. Through two consolidated subsidiaries in our supply chain, we also sell certain raw materials. InP is a high-performance semiconductor substrate used in fiber optic lasers and detectors, passive optical networks (PONs), telecommunication, 5G infrastructure, metro and data center connectivity, silicon photonics, photonic ICs (PICs), terrestrial solar cell (CPV), lasers, RF amplifiers, infrared motion control and infrared thermal imaging. During the year ended December 31, 2022, two consumer products were released that use chips fabricated on our InP substrate wafers. We make semi-insulating GaAs substrates used in making semiconductor chips in applications such as power amplifiers for wireless devices and high-performance transistors. Our semi-conducting GaAs substrates are used to create opto-electronic products, which include High Brightness LEDs that are often used to backlight wireless handsets and LCD TVs and for automotive, signage, display and lighting applications, as well as high power industrial lasers for material processing (welding, cutting, drilling, soldering, marking and surface modification). Our semi-conducting GaAs substrates can be used to make micro-LEDs for advanced screen technologies and to create opto-electronic products for 3-D sensing using VCSELs. Ge substrates are used in emerging applications, such as triple junction solar cells for space and terrestrial photovoltaic applications and for optical applications.

Substrates. We currently sell compound substrates manufactured from InP and GaAs, as well as single-element substrates manufactured from Ge. We supply InP substrates in two-, three- and four-inch diameters, and are developing six-inch diameter InP substrates. We supply Ge substrates in two-, four- and six-inch diameters. We supply both semi-insulating and semi-conducting GaAs substrates in one-, two-, three-, four-, five- and six-inch diameters. We are developing eight-inch diameter GaAs substrate wafers and began selling samples in the second half of 2022. Many of our customers require customized specifications, such as special levels of iron or sulfur dopants or a special wafer thickness.

Raw Materials. Our two consolidated raw material subsidiaries produce and sell certain raw materials, some of which are used in our substrate manufacturing process and some of which are sold to other companies. One of these consolidated companies produces pBN crucibles and the other consolidated company converts raw gallium to purified gallium and produces InP base material.

We promote our product diversity as a way to differentiate ourselves in the market. Some competitors provide only gallium arsenide substrates. We provide gallium arsenide and also indium phosphide and germanium substrates. Some competitors limit their wafer diameters to only a few sizes. Our wafers range from one inch to up to eight inches in diameter. We also produce substrates with customer defined specifications, which may range in thickness, smoothness or flatness and may include adding special additional materials, such as iron or sulfur. In addition to our wafers or substrates, we also generate revenue from our two consolidated subsidiaries that sell raw materials. Product diversity can mitigate some of the down cycles in our market because we are not dependent on a single product or application for revenue.

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

We have at times sold a significant portion of our products in any particular period to a limited number of customers. One customer, Landmark, represented 15% and 11% of our revenue for the years ended December 31, 2022 and 2020, respectively, and no customer represented more than 10% of our revenue for the year ended December 31, 2021. Our top five customers, although not the same five customers for each period, represented 34% of our revenue for the year 2022, 26% of our revenue for 2021 and 32% of our revenue for 2020.

For the year ended December 31, 2022, three customers of our consolidated subsidiaries, in aggregate, accounted for 29% of raw material sales. For the year ended December 31, 2021, three customers of our consolidated subsidiaries, in aggregate, accounted for 28% of raw material sales and for the year ended December 31, 2020, three customers accounted for 31% of raw material sales. Our subsidiaries and consolidated raw material companies are a key strategic benefit for us as they further diversify our sources of revenue.

Manufacturing, Raw Materials and Supplies

We manufacture all of our products in China. We believe this location generally has favorable costs for facilities and labor compared to the United States or compared to the location of some of our competitors in Japan and Germany.

We use a two-stage wafer manufacturing process. The first stage deploys our VGF technology for the crystal growth of single element or compound element ingots in diameters currently ranging from one inch to eight inches. The growth process occurs in high temperature furnaces built using our proprietary designs. Growing the crystalline elements into cylindrical ingots takes a number of days, depending on the diameter and length of the ingot produced. The crystal growth stage utilizes AXT proprietary process technology. The second stage includes slicing or sawing the ingot into wafers or substrates, then processing each substrate to strict specifications, including grinding to reduce the thickness, beveling the edges, and then polishing and cleaning each substrate. Many of the wafer processing steps use chemical baths and properly cleaning the wafer is a critical process. The wafer processing stage also utilizes AXT proprietary process technology.

Wafers from each ingot will include some material that does not meet specifications or quality standards. Defects may occur as a result of inherent factors in the materials used in the crystalline growth process. They may also result from variances in the manufacturing process. We have many steps in our line that are partially or fully automated but other manufacturing steps are performed manually. We intend to increase the level of automation, particularly in cleaning the wafers. Due to potential defects, yield is a key factor in our manufacturing cost. Other key elements are the initial cost of the raw material elements, manufacturing equipment, factory loading, facilities and labor. In 2015, we purchased wafer processing equipment. In addition, we secured a manufacturing license. This license includes detailed work instructions for using the equipment purchased and allows us to apply the licensed proprietary wafer processing technology at any step and on any form of equipment in our line.

Together with certain subsidiaries we have partial ownership of 10 raw material companies in China that form the backbone of our supply chain model. These companies generally provide us with reliable supply, market trend visibility, and shorter lead-times for raw materials central to our manufactured products, including gallium, gallium alloys, indium phosphide poly-crystal, high-purity arsenic, germanium, germanium dioxide, pBN and boron oxide. We believe that these raw material companies have been and will continue to be advantageous in allowing us to procure materials to support our planned growth. In addition, we purchase supply parts, components and raw materials from several other domestic and international suppliers. We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing, arsenic, phosphorus and polishing solutions. We generally purchase our materials through standard purchase orders and not pursuant to long-term supply contracts.

Recycling

We developed a proprietary process technology that enables us to recycle remnants of indium phosphide processing material. The process was introduced into manufacturing in 2022. The process involves capturing certain InP waste materials generated in the manufacturing process. These materials can then be re-processed and cycled back into the normal process procedures. Not only is this beneficial for environmental reasons, it also reduces our total material costs and, ultimately, improves our gross margin. We are continuing this recycling effort and expect to apply this process to gallium arsenide processing in the future.

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

International Sales. International sales are a substantial part of our business. Sales to customers outside North America (primarily the United States) accounted for approximately 86% of our revenue for 2022 and approximately 90% of our revenue during each of 2021 and 2020. The primary markets for sales of our substrate products outside of North America are to customers located in Asia and Western Europe.

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

Certain micro devices, such as those used in industrial lasers, require GaAs wafers with very low EPD. Low EPD will also be required for GaAs 8-inch diameter wafers that will be used in micro LED applications and InP wafers that will be used in certain high-end applications. Low EPD has been, and will remain, a focus in our research and development efforts.

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

As a manufacturing company, we must constantly improve our manufacturing processes to remain competitive, and our research and development programs must be integrated into our manufacturing lines. All of our research and development is conducted at our manufacturing facilities and the process technology developed by our China teams over the last 20 years enables us to remain competitive and to provide high-quality wafer substrates to our customers. Our China research and development teams must continue to stay close to the manufacturing sites and develop new process steps, features and benefits. We believe our teams are fully capable of moving the process technology forward.

Our consolidated subsidiaries conduct research and development, focusing on gallium alloys, gallium refinement and pyrolytic boron nitride crucibles used in high temperature crystal growth.

We have assembled a multi-disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives. Research and development expenses were $13.9 million in 2022, compared with $10.3 million in 2021 and $7.1 million in 2020. Development work focusing on yield, continuous improvement and other matters related to our research and development efforts also occurs within regular manufacturing processes. These costs are included in our cost of revenue because it is difficult to isolate them as research and development.

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

In addition to proprietary process trade secrets, we also file patents. To date, we have been issued 111 patents that relate to our VGF products and processes; 83 in China, 11 in the United States, 8 in Japan, 4 in Taiwan, 3 in the European Union, and 2 in Germany. Patents have a protected life of 20 years (or 10 years for utility model patents in China) from their filing dates. Our patents have expiration dates ranging from 2023 to 2038. In some cases we may consider filing divisional, continuation or continuation-in-part of the existing patents for additional claims. We have several patent applications pending in China, United States, and rest of the world. Furthermore, in aggregate, our consolidated raw material companies have been issued 59 patents in China, including 26 patents issued to JinMei and 59 patents issued to BoYu.

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

Environmental Regulations

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China, such as laws and regulations related to the development, manufacture and use of our products, the use of hazardous materials, the operation of our facilities, and the use of the real property. These laws and regulations govern the use, storage, discharge and disposal of hazardous materials during manufacturing, research and development and sales demonstrations. We maintain a number of environmental, health and safety programs that are primarily preventive in nature. As part of these programs, we regularly monitor ongoing compliance. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury, fines or suspension or be forced to cease our operations, and/or suspend or terminate the development, manufacture or use of certain of our products, the use of our facilities, or the use of our real property, each of which could have a material adverse effect on our business, financial condition and results of operations. The regulatory landscape shifts and changes in China as that country works to improve the environment. Because we manufacture all of our products in China, we are subject to an evolving set of regulations that could require changes in our equipment and processes and require us to obtain new permits. In 2017, China increased its focus on environmental concerns which increased pressure on manufacturing companies. During periods of severe air pollution in Beijing, manufacturing companies, including AXT, may be ordered by the local government to stop production for several days. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution.

Human Capital

As of December 31, 2022, AXT and Tongmei had 1,076 employees, which consisted of 26 employees in our headquarters in Fremont, California, one sales professional in France and 1,049 employees in our factories in China. In addition, our consolidated raw material companies had, in total, 483 employees. In aggregate, we and our consolidated raw material companies had 1,559 employees, of whom 1,158 were principally engaged in manufacturing, 184 in sales and administration and 217 in research and development. Of these 1,559 employees, 26, consisting of sales and marketing, accounting and finance, administration and corporate executives were located in the United States, one in

France and 1,532 in China. Our employees in China are citizens of China, have families and pay taxes in China. We believe these factors are viewed favorably by government agencies in China.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care and paid time off. Most of our employees in China are represented by unions. As of December 31, 2022, 1,278 employees in China, including employees of our consolidated raw material companies, were represented by unions. We have never experienced a work stoppage and we consider our relations with our employees to be good.

Geographical Information

Please see Note 14 to our consolidated financial statements for information regarding our foreign operations, and see “Risks related to international aspects of our business” under Item 1A. Risk Factors for further information on risks attendant to our foreign operations and dependence.

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

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available free of charge through our Internet website as soon as reasonably practicable after we have electronically filed such material with the SEC. These reports can also be obtained from the SEC’s Internet website at www.sec.gov.

Item 1A. Risk Factors

For ease of reference, we have divided these risks and uncertainties into the following general categories:

I.	Summary Risk Factors;
II.	Risks Related to Our Business and Operations;
III.	Risks Related to International Aspects of Our Business;
IV.	Risks Related to Our Financial Results and Capital Structure;
V.	Risks Related to Our Intellectual Property; and
VI.	Risks Related to Compliance, Environmental Regulations and Other Legal Matters.
I.	Summary Risk Factors
●	We are subject to a number of unique legal and operational risks associated with our corporate structure.
●	The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice.

●	Although the audit report included in this Annual Report is prepared by an independent registered public accounting firm who is currently inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.
●	Our NASDAQ stock price is volatile and our stock price could decline. Unpredictable fluctuations in our operating results, changes and events in our end markets and global trends cause volatility in our stock price.
●	COVID-19 or other contagious diseases may affect our business operations and financial performance. Lack of supply of vaccines and resistance by some to be vaccinated could prolong COVID-19.
●	Global economic and political conditions, including trade tariffs and restrictions from China, may have a negative impact on our business and financial results.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing, including intermittent mandatory shutdowns. Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.
●	Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequence in China.
●	Our gross margin has fluctuated historically and may decline or increase due to several factors. Factors such as product mix, unit volume, yields and other manufacturing efficiencies can cause our gross margin to decrease or increase from quarter to quarter.
●	The proposed Tongmei IPO on the STAR Market in China could fail to be completed. This could result in investor disappointment and in failure to secure sufficient capital needed to take advantage of market opportunities for our products. Our stock price could decline.
●	The terms of the private equity raised by Tongmei in China grant each investor a right of redemption if the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the CSRC or Tongmei cancels the IPO application. This could result in disgorging the cash that we raised from the Investors.
●	Defects in our products could diminish demand for our products. Our ability to receive orders from tier one customers is contingent on producing wafer substrates of very high quality and deploying best practices in manufacturing. We may not always be able to meet these requirements and we could then lose revenue.
●	Difficulties in accurately estimating market demand could result in over-investing in equipment and capacity expansion or losing market share if we do not invest sufficiently.
●	Attracting and retaining tier one customers requires that we succeed in our research and development programs. Customers establish difficult to meet product specifications regarding defect densities, surface flatness diameter size and other specifications pushing the boundaries of material science. We may not achieve these specifications.
●	We are subject to foreign exchange gains and losses that materially impact our consolidated statements of operations. Because we are a global company we are exposed to changes and swings in foreign exchange, particularly when currencies experience periods of volatility.
●	Joint venture raw material companies in China bring certain risks.
●	Risks exist in utilizing our new gallium arsenide manufacturing sites efficiently.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

II.	Risks Related to Our Business and Operations

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

The spread of COVID-19 has impacted our operations and financial performance. This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In the second quarter of 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown which could have required our manufacturing facilities in Beijing to close temporarily. Although some apartment complexes were locked down, there was no city-wide lockdown. In December 2022, the PRC government ended its zero-COVID policy. If there is a renewed surge of the COVID-19 pandemic in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. have disrupted our normal movement to and from China and this has impacted our efficiency. If COVID-19 vaccines are not widely available or people choose not to be vaccinated, our business operations may be affected negatively. The outbreak has affected transportation and reduced the availability of air transport, caused port closures, and increased border controls and closures. If our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline. Further, customers might default on their obligations to us. In the first quarter of 2020 we observed an increase in our accounts receivable and believe this was the result of businesses slowing down and a general cautiousness due to the COVID-19 pandemic. Such events would negatively impact our financial performance.

Our gross margin has fluctuated historically and may decline due to several factors.

Our gross margin has fluctuated from period to period as a result of increases or decreases in total revenue, unit volume, shifts in product mix, shifts in the cost of raw materials, costs related to the relocation of our gallium arsenide and germanium production lines, including costs related to hiring additional manufacturing employees at our new locations, tariffs imposed by the U.S. government, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These factors and other variables change from period to period and these fluctuations are expected to continue in the future. For example, in the second quarter of 2019 our gross margin was 34.3% but it dropped to 21.0% in the fourth quarter of 2019 as a result of several of these factors.

Our raw material companies experience selling price volatility and purchase price volatility in acquiring base materials. We consolidate the results of two of these raw material companies any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past sold, and may in the future sell, raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In addition, at some points in the last three years, the market price of gallium dropped below our per unit inventory cost and we incurred an inventory write down under the lower of cost or net realizable value accounting rules.

Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns, including as a result of the COVID-19 pandemic. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In the second quarter of 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown, which could have required our manufacturing facilities in Beijing to close temporarily. Although some apartment complexes were locked down there was no city-wide lockdown. In December 2022, the PRC government ended its zero-COVID policy. Further, we have increased capacity by adding two new sites and this could reduce our utilization rate and increase our depreciation charges. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended December 31, 2019, our revenue dropped to $18.4 million and our gross margin was only 21.0%.

If we are unable to utilize the available capacity in our manufacturing facilities, we may need to implement a restructuring plan, which could have a material adverse effect on our revenue, our results of operations and our financial condition. For example, in 2013, we concluded that incoming orders were insufficient and that we were significantly underutilizing our factory capacity. As a result, in February 2014, we announced a restructuring plan with respect to our China company, Tongmei, in order to better align manufacturing capacity with demand. Under the restructuring plan, we recorded a charge of approximately $907,000 in the first quarter of 2014.

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

An example where yield is of special concern is for our six-inch semi-conducting gallium arsenide substrates, which can be used for manufacturing industrial lasers and LED lighting. These applications require very low defect densities, also called EPD, and our yields will be lower than the yields achieved for the same substrate when it will be used in other applications. If we are unable to achieve the targeted quantity of low defect density substrates, then our manufacturing costs would increase and our gross margins would be negatively impacted.

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

Risks exist in utilizing our gallium arsenide manufacturing sites efficiently.

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

Although the relocation is completed and we are in volume production at the new sites, unforeseen manufacturing issues at the new sites could still occur. Problems could occur as we add capacity or comply with strict guidelines as customers perform their qualifications. All of this will require us to continue to diligently address the many details that arise at each of our new sites. A failure to properly accomplish this could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification and volume requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

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

The Chinese government has in the past imposed temporary restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and the 2014 Asian Pacific Economic Cooperation event. These restrictions included a shutdown of the transportation of materials and power plants to reduce air pollution. To reduce air pollution in Beijing, the Chinese government has sometimes limited the construction of new, or expansion of existing, facilities by manufacturing companies in the Beijing area or required mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31 due to severe air pollution. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In the second quarter of 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown which could have required our manufacturing facilities in Beijing to close temporarily. Although some apartment complexes were locked down, there was no city-wide lockdown. In December 2022, the PRC government ended its zero-COVID policy. If the government applies similar restrictions to us or requires mandatory factory shutdowns in the future, then such restrictions or shutdowns could have an adverse impact on our results of operations and our financial condition. Our ability to supply current or new orders could be significantly impacted. Customers could then be required to purchase products from our competitors, causing our competitors to take market share from us.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 14% of our revenue derives from importing our wafers into the United States. In the years ended December 31, 2022, 2021 and 2020 we paid approximately $3.3 million, $1.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

The economic and political conditions between China and the United States, in our view, create an unstable business environment. The United States has restricted access by certain Chinese technology companies to items produced domestically and abroad from U.S. technology and software, which may impact our ability to grow our revenue. Trade restrictions against China have resulted in a greater determination within China to be self-sufficient and produce more goods domestically. Government agencies in China may be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies. This could negatively impact our sales in China.

Our operations and financial results depend on worldwide economic and political conditions and their impact on levels of business spending, which has deteriorated significantly in many countries and regions. Uncertainties in the political, financial and credit markets and U.S. financial system may cause our customers to postpone deliveries. The COVID-19 virus is an additional cause of uncertainty. Additionally, recent U.S. bank failures may affect our customers. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates. Because the end users of our products are primarily large companies whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. For example, global business conditions deteriorated in the second half of 2022. In the second quarter of 2022, our revenue totaled $39.5 million. In the fourth quarter of 2022, our revenue declined to $26.8 million. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

The ongoing operation of our manufacturing and production facilities is critical to our ability to meet demand for our products. If we are not able to use all or a significant portion of our facilities for prolonged periods for any reason, we would not be able to manufacture products for our customers. For example, a fire or explosion caused by our use of combustible chemicals, high furnace temperatures or, in the case of InP, high pressure during our manufacturing processes could render some of our facilities inoperable for an indefinite period of time. Actions outside of our control, such as earthquakes or other natural disasters, could also damage our facilities, rendering them inoperable. If we are unable to operate our facilities and manufacture our products, we would lose customers and revenue and our business would be harmed.

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

Our products are used to produce components for electronic and opto-electronic products. Accordingly, demand for our products is subject to the demand for end-user applications, including certain consumer applications, which utilize our products, as well as factors affecting the ability of the manufacturers downstream in our supply chain to introduce and market their products successfully, including:

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

If demand for the end-user applications for which our products are used decreases, or if manufacturers downstream in our supply chain are unable to develop, market and sell their products, demand for our products will decrease. For example, during 2019 widespread political and economic instability and trade war concerns resulted in a general slowdown and our revenue decreased significantly. Additionally, in the second half of 2016, manufacturers producing and selling passive optical network devices known as EPONs and GPONs experienced a slowdown in demand resulting in surplus inventory on hand. The slowdown persisted until late in 2017. This resulted in a slowdown of sales of our InP substrates used in the PON market. More recently, global business conditions deteriorated in the second half of 2022. In the second quarter of 2022, our revenue totaled $39.5 million. In the fourth quarter of 2022 our revenue declined to $26.8 million. We expect similar cycles of strong demand followed by lower demand will occur for various InP, GaAs or Ge substrates in the future.

Our revenue, gross margins and profitability can be hurt if the average sales price of the various raw materials in our partially owned companies decreases.

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, when the average selling prices for the raw materials produced decline, this results in a negative impact on our revenue, gross margin and profitability. For example, the average selling prices for 4N gallium and for germanium were driven down by oversupply in the past, and negatively impacted our financial results. In 2022 and 2021, the companies accounted for under the equity method of accounting contributed a gain of $6.0 million and $4.4 million, respectively, to our consolidated financial statements. However, in 2019, the companies accounted for under the equity method of accounting contributed a loss of $1.9 million to our consolidated financial statements. Further, in several quarters over the past three years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our raw material companies cannot reduce their production costs, then the reduced average selling prices of the raw materials will have a continuing adverse impact on our revenue, gross margins and net profit.

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

The China central government has become increasingly concerned about environmental hazards. Air pollution has been a problem in Beijing and other parts of China. In days of severe air pollution, the government has ordered manufacturing companies to stop all production. The central government is also tightening control over hazardous chemicals and other hazardous elements such as arsenic, which is produced by two of our raw material companies. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations, but there may not be actual violations. Regular use in the normal course of business of hazardous chemicals or hazardous elements or a company’s failure to meet the ever-tightening standards for control of hazardous chemicals or hazardous elements could result in orders to shut down permanently, fines or other severe measures. Any such orders directed at one of our raw material companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines or operating losses, which would have a material adverse effect on our financial results. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value.

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

In order to remain competitive, we must continually improve our processes, work to reduce the cost of manufacturing our products and improve our yields and manufacturing efficiencies. Our efforts may not allow us to keep pace with competitive pricing pressures which could adversely affect our margins. There is no assurance that any changes effected by us will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or improve our gross margins.

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

Our success depends on our ability to offer new product features, improved performance characteristics and new products, such as larger diameter substrates, low defect density substrates, thicker or thinner substrates, substrates with extreme surface flatness specifications, substrates that are manufactured with a doped crystal growth process or substrates that incorporate leading technology and other technological advances. This is an ongoing iterative research and development process performed by our China team in collaboration with our manufacturing managers. New products must meet customer needs and compete effectively on quality, price and performance. The markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. Over time, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation.

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

We have made direct investments or investments through our subsidiaries in raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have significant influence over every one of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment which would have a negative impact on our results of operations. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially owned suppliers, writing down our investment to zero value. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value. A significant decline in the selling prices of raw materials began in 2015 and weakened some of these companies and their losses negatively impacted our financial results for several years. Further, the increasing concern and restrictions in China of hazardous chemicals and other hazardous elements could result in orders to shut down permanently, fines or other severe measures. Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines, or operating losses, which would have a material adverse effect on our financial results.

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

Some of our customers may be undercapitalized and cope with cash flow issues. The recent U.S. bank failures may affect our customers. Because of competitive market conditions, we may grant our customers extended payment terms when selling products to them. Subsequent to our fulfilling an order, some customers have been unable to make payments when due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. We observed an increase in our accounts receivable in the first quarter of 2020 and believe this has resulted from work stoppages, shelter-in-place orders and general cautiousness due to the COVID-19 pandemic. In the past we, have had some customers file for bankruptcy. If our customers do not pay amounts owed to us then we will incur charges that would reduce our earnings.

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

We must manage our inventory of raw materials, work in process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and improving gross margins. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, we may experience shortages of certain key materials. Alternatively, a sudden decline in demand could result in holding too much inventory. This occurred in the second half of 2022. Some of our products and supplies have in the past and may in the future become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. This would result in charges that reduce our gross profit and gross margin. Furthermore, if market prices drop below the prices at which we value inventory, we would need to take a charge for a reduction in inventory values in accordance with the lower of cost or net realizable value valuation rule. We have in the past had to take inventory valuation and impairment charges. Any future unexpected changes in demand or increases in costs of production that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, would adversely affect our results of operations.

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

Dividends from within our corporate structure are subject to PRC withholding tax and SAFE approval.

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

All of our wafer substrates are manufactured in China and in the year 2022 approximately 14% and in the years 2021 and 2020, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the years 2022, 2021 and 2020, we paid approximately $3.3 million, $1.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

In addition, we may incur increases in costs and other adverse business consequences, including losses of customers and revenue or decreased gross margins, due to changes in tariffs, import or export restrictions, further trade barriers, or unexpected changes in regulatory requirements. For example, in July 2012, we received notice of retroactive value-added taxes (VATs) levied by the tax authorities in China, which applied for the period from July 1, 2011 to June 30, 2012. We expensed the retroactive VATs of approximately $1.3 million in the quarter ended June 30, 2012, which resulted in a decrease in our gross margins. These VATs will continue to negatively impact our gross margins for the future quarters. Given the relatively fluid regulatory environment in China and the United States, there could be additional tax or other regulatory changes in the future. Any such changes could directly and materially adversely impact our financial results and general business condition.

The spread of COVID-19 has affected our business operations and financial performance.

The spread of COVID-19 has impacted our operations and financial performance. This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In the second quarter of 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown, which could have required our manufacturing facilities in Beijing to close temporarily. Although some apartment complexes were locked down there was no city-wide lockdown. In December 2022. The PRC government ended its zero-COVID policy. If there is a renewed surge of the COVID-19 pandemic in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. have disrupted our normal movement to and from China and this has impacted our efficiency. The outbreak has affected transportation and reduced the availability of air transport, caused port closures, and increased border controls and closures. If our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period this may delay the placement of new orders. As a result, our revenue would decline. Further, customers might default on their obligations to us. In the first quarter of 2020 we observed an increase in our accounts receivable and believe this is the result of businesses slowing down and a general cautiousness due to the COVID-19 pandemic. Such events would negatively impact our financial performance.

Financial market volatility and adverse changes in the domestic, global, political and economic environment could have a significant adverse impact on our business, financial condition and operating results.

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic and political conditions or low or negative growth in China, Europe or the United States, along with volatility in the financial markets and U.S. financial system, increasing national debt and fiscal concerns in various regions and the adoption and availability of fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. In addition, tariffs, trade restrictions, trade wars, high levels of inflation, rising interest rates, the Russian invasion of Ukraine, Brexit, heightened tensions between the U.S. and China, and recent U.S. bank failures, among other factors, are creating an unstable environment and can disrupt or restrict commerce. Although we remain well-capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets. Volatility in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Should similar events occur again, our business and operating results could be significantly and adversely affected. In the fourth quarter of 2018 and continuing in 2019, we experienced delays in customer purchasing decisions and disruptions in a normal volume of customer orders that we believe were in part due to the uncertainties in the global economy, resulting in an adverse impact on consumer spending. We, and many other companies, experienced this in the second half of 2022.

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

All of our manufacturing facilities and most of our suppliers are also located outside the United States. Managing our overseas operations presents challenges, including periodic regional economic downturns, trade balance issues, threats of trade wars, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations, including U.S. import and export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences and perceptions of U.S. companies, shipping delays and terrorist acts or acts of war, natural disasters and epidemics or pandemics, such as COVID-19, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronic products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; (v) changing and tightening environmental regulations; (vi) political instability in regions where we have operations and (vii) trade wars may also affect our business, financial condition and results of operations.

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

We are subject to foreign exchange gains and losses that may materially impact our consolidated statements of operations.

We are subject to foreign exchange gains and losses that may materially impact our statements of operations. For example, in 2022 we incurred a foreign exchange gain of $1.6 million and in 2021 and 2020 we incurred foreign exchange losses of $434,000 and $411,000, respectively.

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

Since our consolidated subsidiaries and all of our joint venture raw material companies reside in China, their activities could subject us to a number of risks associated with conducting operations internationally, including:

●	unexpected changes in regulatory requirements that may limit our ability to manufacture, export the products of these companies, sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;
●	the imposition of tariffs, trade barriers and duties;
●	difficulties in managing geographically disparate operations;
●	difficulties in enforcing agreements through non-U.S. legal systems;
●	political and economic instability, civil unrest or war;
●	terrorist activities that impact international commerce;
●	difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;
●	new or changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment;
●	new or changing PRC regulations and policies regarding data security and oversight by the Cyberspace Administration of China of our consolidated subsidiaries and all of our joint venture raw material companies; and
●	nationalization of foreign-owned assets, including intellectual property.

Uncertainty regarding the United States’ foreign policy, particularly with regards to China, could disrupt our business.

We manufacture our substrates in China and, in 2022, approximately 86% of our sales were to customers located outside the United States. Further, we have partial ownership of raw material companies in China as part of our supply chain. The United States’ current foreign policy has created uncertainty and caution in the international business community, resulting in disruptions in manufacturing, import/export, trade tariffs, sales, investments and other business activity. Such disruptions have had an adverse impact on our financial performance and could continue in the future.

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

We manufacture all of our products in China, and source most of our raw materials in China. We have in the past experienced quality problems with our China manufactured products. Our previous quality problems caused us to lose market share to our competitors, as some of our customers reduced their orders until our wafer surface quality was as good and as consistent as that offered by our competitors and instead allocated their requirements for compound semiconductor substrates to our competitors. If we are unable to continue to achieve customer qualifications for our products, or if we are unable to control product quality, customers may not increase purchases of our products, our China facilities will become underutilized, and we will be unable to achieve revenue growth.

Changes in China’s political, social, regulatory or economic environments may affect our financial performance.

Our financial performance may be affected by changes in China’s political, social, regulatory or economic environments. The role of the Chinese central and local governments in the Chinese economy is significant. The Beijing municipal government’s decision to move to the Tongzhou district, the original location of our China company, resulted in the city instructing virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to move our gallium arsenide manufacturing line out of the area. Chinese policies toward hazardous materials, including arsenic, environmental controls, air pollution, economic liberalization, laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. We have observed a growing fluidity and tightening of regulations concerning hazardous materials, other environmental controls and air pollution. The Chinese government could revoke, terminate or suspend our operating licenses for reasons related to environmental control over the use of hazardous materials, air pollution, labor complaints, national security and similar reasons without compensation to us. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations, but there may not be actual violations. In days of severe air pollution the government has ordered manufacturing companies to stop all production. For example, in the first quarter of 2018, from February 27 to March 31, over 300 manufacturing companies, including us, were again intermittently shut down by the local government for a total of ten days due to severe air pollution. Our shipments were delayed and our revenue for the quarter was negatively impacted. We expect that mandatory factory shutdowns will occur in the future. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products. Further, any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our financial results.

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

Our independent registered public accounting firm, BPM, is registered with the PCAOB and is subject to regular inspections by the PCAOB to assess its compliance with the applicable professional standards. Although we have operations in China, a jurisdiction where the PCAOB was, until recently, unable to conduct inspections without the approval of the Chinese government authorities, our independent registered public accounting firm is currently inspected fully by the PCAOB.

Inspections of other independent registered public accounting firms conducted by the PCAOB outside China have at times identified deficiencies in those independent registered public accounting firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevented the PCAOB from regularly evaluating independent registered public accounting firms’ audits and their quality control procedures. As a result, to the extent that any component of our independent registered public accounting firm’s work papers is or becomes located in China, such work papers may not be subject to inspection by the PCAOB. As a result, investors would be deprived of such PCAOB inspections, which could result in limitations or restrictions to our access of the U.S. capital markets.

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

Beginning in March 2022, the SEC listed companies on either its conclusive list of issuers identified under the HFCA Act or its provisional list of issuers identified under the HFCA Act. Companies listed on the SEC’s conclusive list of issuers identified under the HFCA Act are determined to be Commission-Identified Issuers. The SEC did not list AXT, Inc. on either its conclusive list of issuers identified under the HFCA Act or its provisional list of issuers identified under the HFCA Act.

On December 15, 2022, the PCAOB vacated its 2021 determinations that the positions taken by authorities in the PRC and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. As a result, the SEC will not provisionally or conclusively identify an issuer as a Commission-Identified Issuer if it files an annual report with an audit report issued by a registered public accounting firm headquartered in either jurisdiction on or after December 15, 2022, until such time as the PCAOB issues a new determination. The SEC will continue to include any Commission-Identified Issuer on the provisional or conclusive list if they filed an annual report with an audit report issued by a registered public accounting firm headquartered in mainland China and Hong Kong prior to the PCAOB’s decision to vacate its 2021 determinations.

While an agreement has been reached among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-independent registered public accounting firms in China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators. If the PRC authorities do not fully perform their obligations under the agreement with the PCAOB in the future, or if authorities in the PRC otherwise take positions that render the PCAOB unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong, the PCAOB will make determinations under the HFCA Act. Delisting of our common stock would force holders of our common stock to sell their shares. The market price of our common stock could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.

VI.         Risks Related to Our Financial Results and Capital Structure

We may utilize our cash balances for relocating manufacturing lines, adding capacity, acquiring state-of-the-art equipment or offsetting a business downturn resulting in the decline of our existing cash and if we need additional capital, funds may not be available on acceptable terms, or at all.

Our liquidity is affected by many factors, including among others, the relocation of our gallium arsenide manufacturing lines, the expansion of our capacity to meet market demand, the acquisition of state-of-the-art equipment, other capital expenditures, operating activities, the effect of exchange rate changes and other factors related to the uncertainties of the industry and global economies. Such matters could draw down our cash reserves, which could adversely affect our financial condition, require us to incur debt, reduce our value and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might need to raise additional cash or elect to raise additional cash. Accordingly, there can be no assurance that events will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all.

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

Tongmei submitted its IPO application to the Shanghai Stock Exchange and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei expects to accomplish this goal in the coming months. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company. There can be no assurances that Tongmei will complete its IPO in 2023 or at all. In the event that investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $31.9 million. We have net operating loss carryforwards of approximately $21,000, primarily in the state of California, as of December 31, 2022. AXT, Inc. does not expect to utilize the loss carryforwards in the next several years unless Tongmei pays a dividend. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We might have undergone prior ownership changes, and we may undergo ownership changes in the future, which may result in limitations on our net operating loss carryforwards and other tax attributes. Any such limitations on our ability to use our net operating loss carryforwards and other tax attributes could adversely impact our business, financial condition and results of operations.

V.         Risks Related to Our Intellectual Property

Intellectual property infringement claims may be costly to resolve and could divert management attention.

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors that in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. We may incur expenses to defend ourselves against such claims or enter into cross license agreements that require us to pay royalty payments to resolve such claims. For example, in 2020, we and a competitor entered into a cross license and covenant agreement (the “Cross License Agreement”), which has a term that began on January 1, 2020 and expires on December 31, 2029. We have in the past been involved in lawsuits alleging patent infringement, and could in the future be involved in similar litigation.

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

Our principal properties as of March 12, 2023 are as follows:

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

	High	Low
2022
First Quarter	$9.30	$6.20
Second Quarter	$7.10	$4.97
Third Quarter	$9.94	$5.57
Fourth Quarter	$7.12	$4.17
2021
First Quarter	$15.84	$9.62
Second Quarter	$12.56	$8.45
Third Quarter	$11.00	$6.53
Fourth Quarter	$9.60	$7.03

As of March 6, 2023, there were 162 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of Series A preferred stock issued and outstanding as of December 31, 2022 are valued at $3,532,000 and are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by our board of directors, and a $4.00 per share liquidation preference over common stock that must be paid before any distribution is made to the holders of our common stock. These shares of preferred stock were issued to shareholders of Lyte Optronics, Inc. in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999. By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our consolidated balance sheets. No shares were repurchased during 2022, 2021 and 2020 under this program. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2017 and ending December 31, 2022.

	12/17	12/18	12/19	12/20	12/21	12/22
AXT, Inc.	100	50.00	50.00	110.00	101.26	50.34
NASDAQ Composite	100	97.16	132.81	192.47	235.15	158.65
NASDAQ Electronic Components	100	86.61	129.69	185.86	275.79	177.31

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2022 or 2021 under this program. As of December 31, 2022 and 2021, approximately $2.7 million remained available for future repurchases under this program, respectively.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

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

We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. Critical accounting policies are material to the presentation of our consolidated financial statements and require us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. They may require us to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. We also refer you to Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2022 and 2021, our accounts receivable, net balance was $29.3 million and $34.8 million, respectively, which was net of an allowance for doubtful accounts of $307,000 and $130,000 as of December 31, 2022 and 2021, respectively. During 2022, we increased the allowance for doubtful accounts by $177,000 due to the poor financial condition of a customer. During 2021, we decreased the allowance for doubtful accounts by $87,000 due to the write-off of accounts receivable for a customer. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2022 and 2021, accrued product warranties totaled $669,000 and $743,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a reserve for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2022 and 2021, we had an inventory reserve of $24.7 million and $19.6 million, respectively, for excess and obsolete inventory and $47,000 and $66,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

For the years ended December 31, 2022, 2021 and 2020, we had no impairment charges.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2022 and 2021, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value. We had no “Assets held for sale” or any impairment of long-lived assets on the consolidated balance sheets as of December 31, 2022 and 2021.

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

Our annual revenue increased in 2022 from $137.4 million to $141.1 million in 2022 an increase of 2.7%. Our annual revenue increased in 2021 from $95.4 million in 2020 to $137.4 million in 2021 an increase of 44.1%. Our annual revenue increased in 2020 from $83.3 million in 2019 to $95.4 million in 2020 an increase of 14.5%. In 2022, our gross margin increased from 34.5% of total revenue in 2021 to 36.9% of total revenue in 2022. In 2021, our gross margin increased from 31.7% of total revenue in 2020 to 34.5% of total revenue in 2021. In 2020, our gross margin increased from 29.8% of total revenue in 2019 to 31.7% of total revenue in 2020.

Revenue

	Years Ended Dec. 31			2021 to 2022		2020 to 2021
				Increase		Increase
	2022	2021	2020	(Decrease)	% Change	(Decrease)	% Change
Product Type:
Substrates	$111,094	$103,026	$75,587	$8,068	7.8%	$27,439	36.3%
Raw materials and other	30,024	34,367	19,774	(4,343)	(12.6)%	14,593	73.8%
Total revenue	$141,118	$137,393	$95,361	$3,725	2.7%	$42,032	44.1%

Revenue increased $3.7 million, or 2.7%, in 2022 from $137.4 million in 2021. The $8.1 million increase in wafer substrate sales was led by strong demand for InP wafer substrates for 5G applications, data center upgrades (silicon photonics) and consumer related applications, partially offset by lower demand for our GaAs wafer substrates as the result of decreased demand for LED products, industrial lasers and other applications requiring low defect densities in the wafer substrate and Ge wafer substrates decreased primarily as a result of lower demand from our customers in China. The $4.3 million raw materials revenue decrease as compared to the same period in 2021 was primarily the result of decreased revenue from sales of purified gallium and unfavorable pricing, partially offset by increased demand for pBN crucibles and pBN-based OLED manufacturing tools sold by BoYu, one of our consolidated raw material companies.

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

Revenue by Geographic Region

	Year Ended Dec. 31,			2021 to 2022		2020 to 2021
				Increase		Increase
	2022	2021	2020	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
China	$55,414	$67,394	$35,150	$(11,980)	(17.8)%	$32,244	91.7%
% of total revenue	39%	49%	37%
Taiwan	28,780	16,841	16,485	11,939	70.9%	356	2.2%
% of total revenue	21%	12%	17%
Japan	11,724	10,112	7,624	1,612	15.9%	2,488	32.6%
% of total revenue	8%	7%	8%
Asia Pacific (excluding China, Taiwan and Japan)	4,188	7,540	5,458	(3,352)	(44.5)%	2,082	38.1%
% of total revenue	3%	6%	6%
Europe (primarily Germany)	20,592	23,069	19,673	(2,477)	(10.7)%	3,396	17.3%
% of total revenue	15%	17%	21%
North America (primarily the United States)	20,420	12,437	10,971	7,983	64.2%	1,466	13.4%
% of total revenue	14%	9%	11%
Total revenue	$141,118	$137,393	$95,361	$3,725	2.7%	$42,032	44.1%

Sales to customers located outside of North America represented approximately 86% of our revenue in 2022 and approximately 90% of our revenue during 2021 and 2020, respectively.

Revenue from customers in China decreased in 2022 by 17.8%, primarily due to lower demand for refined gallium and pBN crucibles sold by our consolidated subsidiaries. In addition, revenue from InP and Ge wafer substrates decreased, partially offset by increased demand for GaAs wafer substrates. Revenue from customers in Taiwan increased in 2022 by 70.9%, primarily due to an increase in demand for InP wafer substrates, partially offset by a decline in wireless applications using GaAs wafer substrates. Revenue from customers in Japan increased in 2022 by 15.9% as a result of increased demand for refined gallium and pBN crucibles sold by our consolidated subsidiaries, partially offset by lower demand for GaAs wafer substrates used in wireless applications. Revenue from customers in Asia Pacific decreased by 44.5% as a result of decreased demand for GaAs used in wireless applications, InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue from customers in Europe decreased in 2022 by 10.7%, primarily due to lower demand for GaAs used in LED applications, Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by increased demand for InP wafer substrates. Revenue from customers in North America increased by 64.2% primarily due to increased demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our GaAs and Ge wafer substrates.

Revenue from customers in China increased in 2021 by 91.7%, primarily due to higher demand for refined gallium and pBN crucibles sold by our consolidated subsidiaries. In addition, revenue from InP, GaAs and Ge wafer substrates increased. Revenue from customers in Taiwan increased in 2021 by 2.2%, primarily due to an increase in demand for wireless applications using GaAs wafer substrates, partially offset by a decline in InP revenue in Taiwan that was transferred to North America. Revenue from customers in Japan increased in 2021 by 32.6% as a result of increased demand for InP wafer substrates, partially offset by lower demand for pBN crucibles sold by one of our consolidated subsidiaries and GaAs used in wireless applications. Revenue from customers in Asia Pacific increased by 38.1% as a result of increased demand for GaAs used in wireless applications and InP wafer substrates, partially offset by lower demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue from customers in Europe increased in 2021 by 17.3%, primarily due to increased demand for GaAs used in LED applications, InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for Ge wafer substrates. Revenue from customers in North America increased by 13.4% primarily due to increased demand for our InP and Ge wafer substrates, and pBN crucibles sold by one of our consolidated subsidiaries.

Gross Margin

				2021 to 2022		2020 to 2021
	Year Ended Dec. 31,			Increase		Increase
	2022	2021	2020	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Gross profit	$52,121	$47,414	$30,275	$4,707	9.9%	$17,139	56.6%
Gross Profit %	36.9%	34.5%	31.7%

Gross profit increased $4.7 million in 2022 as compared to 2021. Gross margin in 2022 was 36.9% as compared to 34.5% in 2021. The increase in gross profit is attributed to higher revenue resulting in fixed costs being spread over more units and a favorable change in product mix.

Gross profit increased $17.1 million in 2021 as compared to 2020. Gross margin in 2021 was 34.5% as compared to 31.7% in 2020. The increase in gross profit is attributed to higher revenue resulting in fixed costs being spread over more units and a favorable change in product mix.

Selling, General and Administrative Expenses

				2021 to 2022		2020 to 2021
	Years Ended Dec. 31			Increase		Increase
	2022	2021	2020	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Selling, general and administrative expenses	$25,654	$24,189	$19,200	$1,465	6.1%	$4,989	26.0%
% of total revenue	18.2%	17.6%	20.1%

Selling, general and administrative expenses increased $1.5 million, or 6.1%, to $25.7 million for 2022 compared to $24.2 million for 2021. The higher selling, general and administrative expenses were primarily from higher personnel-related expenses, professional services, stock compensation expenses, and bad debt expense, partially offset by lower license and fees and outside commissions.

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

Research and Development Expenses

				2021 to 2022		2020 to 2021
	Years Ended Dec. 31			Increase		Increase
	2022	2021	2020	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Research and development	$13,913	$10,328	$7,135	$3,585	34.7%	$3,193	44.8%
% of total revenue	9.9%	7.5%	7.5%

Research and development expenses increased $3.6 million, or 34.7%, to $13.9 million in 2022 from $10.3 million in 2021. The increase in research and development expenses in 2022 was primarily due to higher development expenses for 8-inch GaAs and 6-inch InP wafer substrates and the development of new features for certain of our GaAs and InP wafer substrates, new product testing and personnel-related expenses.

Research and development expenses increased $3.2 million, or 44.8%, to $10.3 million in 2021 from $7.1 million in 2020. The increase in research and development expenses in 2021 was primarily due to higher development expenses for 8-inch GaAs and 6-inch InP wafer substrates and the development of new features for certain of our GaAs and InP wafer substrates, new product testing and personnel-related expenses.

Interest Expense, Net

				2021 to 2022		2020 to 2021
	Years Ended Dec. 31			Increase		Increase
	2022	2021	2020	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Interest expense, net	$1,071	$213	$179	$858	402.8%	$34	19.0%
% of total revenue	0.8%	0.2%	0.2%

Interest expense, net increased in 2022 as compared to the same period in 2021, primarily due to lower investment balances in 2022 and increased borrowings in 2022. Interest expense, net increased in 2021 as compared to the same period in 2020, primarily due to lower investment balances in 2021 and increased borrowings in 2021.

Equity in Income of Unconsolidated Joint Venture Companies

				2021 to 2022		2020 to 2021
	Years Ended Dec. 31			Increase		Increase
	2022	2021	2020	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Equity in income of unconsolidated joint ventures	$5,957	$4,409	$111	$1,548	35.1%	$4,298	3,872.1%
% of total revenue	4.2%	3.2%	0.1%

Equity in income of unconsolidated joint ventures is the aggregate net income (loss) from our minority-owned supply chain joint venture companies that are not consolidated. Equity in income of unconsolidated joint ventures increased $1.5 million to an income of $6.0 million in 2022 from an income of $4.4 million in 2021 as our unconsolidated joint ventures reported better performance in 2022 as compared to 2021.

Equity in income of unconsolidated joint ventures is the aggregate net income (loss) from our minority-owned supply chain joint venture companies that are not consolidated. Equity in income of unconsolidated joint ventures increased $4.3 million to an income of $4.4 million in 2021 from an income of $0.1 million in 2020 as our unconsolidated joint ventures reported better performance in 2021 as compared to 2020.

Other Income, Net

				2021 to 2022		2020 to 2021
	Years Ended Dec. 31			Increase		Increase
	2022	2021	2020	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Other income, net	$3,487	$509	$3,200	$2,978	585.1%	$(2,691)	(84.1)%
% of total revenue	2.5%	0.4%	3.4%

Other income, net increased $3.0 million to an income of $3.5 million for 2022 as compared to an income of $0.5 million in 2021, primarily due to foreign exchange gains of $1.6 million in 2022 compared to foreign exchange losses of $434,000 in 2021 and compensation received from the China government by one of our consolidated subsidiaries for relocating their facilities to Kazuo in 2022 as compared to 2021.

Other income, net decreased $2.7 million to an income of $0.5 million for 2021 as compared to an income of $3.2 million in 2020, primarily due to lower compensation received from the China government by three of our consolidated subsidiaries for relocating their facilities to Kazuo in 2021 as compared to 2020.

Provision for Income Taxes

				2021 to 2022		2020 to 2021
	Years Ended Dec. 31			Increase		Increase
	2022	2021	2020	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Provision for income taxes	$2,185	$1,093	$2,031	$1,092	99.9%	$(938)	(46.2)%
% of total revenue	1.5%	0.8%	2.1%

Provision for income taxes for 2022 and 2021 were $2.2 million and $1.1 million, respectively, which were mostly related to our consolidated wafer substrate subsidiaries in China and our two partially owned consolidated raw material companies. No income taxes or benefits have been provided for AXT as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. We have accrued approximately $855,000 in federal income tax for AXT-Tongmei for the year ended December 31, 2022, which has no net operating loss carryover. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability, we recorded a valuation allowance against our net deferred tax assets of $11.9 million and $15.4 million for the years 2022 and 2021, respectively.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

				2021 to 2022		2020 to 2021

	Years Ended Dec. 31			Increase		Increase
	2022	2021	2020	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	$2,931	$1,934	$1,803	$997	51.6%	$131	7.3%
% of total revenue	2.1%	1.4%	1.9%

The increase in noncontrolling interests and redeemable noncontrolling interests’ share of income for 2022 as compared to 2021 was primarily due to the structural changes of the legal entities in China (see Note 1 to our consolidated financial statements) and to a lesser degree, losses generated by our consolidated subsidiary, ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (ChaoYang XinMei”).

The increase in noncontrolling interests and redeemable noncontrolling interests’ share of income for 2021 as compared to 2020 was primarily due to the structural changes of the legal entities in China (see Note 1 to our consolidated financial statements) and to a lesser degree, losses generated by our consolidated subsidiary, ChaoYang XinMei.

Liquidity and Capital Resources

	Year Ended December 31,
	2022	2021	2020

	($ in thousands)
Net cash provided by (used in):
Operating activities	$(8,765)	$(3,305)	$5,865
Investing activities	(25,223)	(38,810)	(16,422)
Financing activities	38,031	5,725	52,662
Effect of exchange rate changes	542	551	3,605
Net change in cash, restricted cash and cash equivalents	4,585	(35,839)	45,710
Cash and cash equivalents—beginning year	36,763	72,602	26,892
Cash, restricted cash and cash equivalents—end of year	41,348	36,763	72,602
Short and long-term investments—end of year	11,457	14,995	5,966
Total cash, restricted cash, cash equivalents and short-term and long-term investments	$52,805	$51,758	$78,568

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of money market accounts, certificates of deposit, corporate bonds and notes, and government securities. As of December 31, 2022, we and our consolidated joint ventures held approximately $26.1 million in cash and investments in foreign bank accounts.

Total cash, restricted cash and cash equivalents, short-term and long-term investments increased by $1.0 million in 2022. As of December 31, 2022, our principal source of liquidity was $52.8 million, which consisted of cash, restricted cash and cash equivalents of $41.3 million and short-term and long-term investments of $11.5 million. In 2022, cash, restricted cash and cash equivalents increased by $4.6 million and short-term and long-term investments decreased by $3.5 million. The increase in cash, restricted cash and cash equivalents of $4.6 million in 2022 was primarily due to net cash provided by financing activities of $38.0 million and the effect of exchange rate changes of $0.5 million, partially offset by net cash used in investing activities of $25.2 million and operating activities of $8.8 million.

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

Net cash used in operating activities of $8.8 million for 2022 was primarily comprised of net change in operating assets and liabilities of $35.2 million, gain on equity method investments of $6.0 million offset in part by our net income of $18.7 million, adjustment of non-cash items of depreciation and amortization of $8.1 million, stock-based compensation of $4.0 million, return of equity method investments (dividends) of $1.6 million, and amortization of marketable securities premium of $0.1 million. The $35.2 million net change in operating assets and liabilities primarily resulted from a $31.4 million increase in inventories, a $5.5 million decrease in accounts payable, a $3.5 million increase in prepaid expenses and other current assets, a $2.1 million decrease in accrued liabilities, and a $0.5 million increase in other assets offset in part by a $4.5 million decrease in accounts receivable and a $3.3 million increase in other long-term liabilities, including royalties.

Net cash used in operating activities of $3.3 million for 2021 was primarily comprised of net change in operating assets and liabilities of $30.3 million and gain on equity method investments of $4.4 million, offset in part by our net income of $16.5 million, adjustment of non-cash items of depreciation and amortization of $7.1 million, stock-based compensation of $4.5 million, deferred tax assets of $2.3 million, return of equity method investments (dividends) of $0.8 million and amortization of marketable securities premium of $0.1 million. The $30.3 million net change in operating assets and liabilities primarily resulted from a $12.4 million increase in inventories, a $9.7 million increase in accounts receivable, a $6.3 million increase in other assets, a $3.4 million decrease in accrued liabilities, a $1.2 million decrease in other long-term liabilities, including royalties, and a $0.8 million increase in prepaid expenses and other current assets, offset in part by a $3.6 million increase in accounts payable.

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

Net cash used in investing activities of $25.2 million for 2022 was primarily due to property, plant and equipment of $28.5 million in preparation for our new manufacturing sites, additional equipment for our Beijing site and equipment and facility costs incurred by our consolidated subsidiaries and the purchases of marketable investment securities of $2.2 million, which were partially offset by proceeds from maturities and sales of available-for-sale debt securities of $5.4 million.

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

Net cash provided by financing activities was $38.0 million for 2022 which mainly consisted of the proceeds of $53.1 million from short-term loans in China, $2.2 million from the capital increase in subsidiary shares from noncontrolling interest, and $0.5 million from the exercise of common stock options, which were partially offset by payments on short-term loans of $17.8 million.

Net cash provided by financing activities was $5.7 million for 2021 which mainly consisted of the proceeds of $20.5 million from short-term loans in China, $1.8 million from short-term loan from noncontrolling interest, $1.7 million from the exercise of common stock options, $1.3 million from the formation of new subsidiary with noncontrolling interests and $0.5 million from sale of Tongmei shares to noncontrolling interests, which were partially offset by payments on short-term loans of $19.1 million and $1.1 million of issuance costs in connection with issuance of Tongmei common stock to redeemable noncontrolling interests.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2022, 2021 and 2020 under this program. As of December 31, 2022, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

For the years ended December 31, 2022, 2021 and 2020, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $2.9 million, $774,000 and $0, respectively. In June 2022, July 2022 and August 2022, we received a dividend of $1.3 million from BoYu, $1.5 million from one of our equity investments, Xiaoyi XingAn and $0.1 million from JiYa Semiconductor Material Co. Ltd., respectively. In June 2021, we received a dividend of $774,000, from one of our equity investments, Xiaoyi XingAn. For the years ended December 31, 2022 and 2021, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $0, respectively. All of these distributions were paid to the PRC companies and the minority shareholders.

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

Tongmei submitted its IPO application to the Shanghai Stock Exchange, and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei hopes to accomplish this goal in the coming months. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

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

Bank Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Bank loan” in our consolidated balance sheets. The following table represents bank loans as of December 31, 2022 and 2021 (in thousands, except interest rate data):

		Loan	Interest			December 31,	December 31,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2021	2022
Tongmei	Bank of China (1)	$1,405	3.9%	September-21	March-22	$1,573	$-
		1,050	3.9%	September-21	March-22	1,220	-
		3,935	4.6%	January-22	January-23	-	4,059
		2,108	2.7%	September-22	March-23	-	2,175
		1,405	4.2%	April-22	April-23	-	1,450
	Bank of Communications (2)	2,811	4.0%	September-21	September-22	3,144	-
		1,405	4.0%	November-21	November-22	1,573	-
		1,405	3.3%	January-22	January-23	-	1,450
		1,405	3.3%	January-22	January-23	-	1,450
	Bank of Communications (5)	1,450	3.3%	December-22	December-23	-	1,450
	China Merchants Bank (3)	1,405	3.6%	December-21	December-22	1,573	-
	China Merchants Bank (5)	1,405	4.2%	December-21	December-22	1,573	-
	Bank of Beijing (4)	3,192	4.2%	May-22	May-23	-	3,292
	Industrial Bank (5)	5,621	4.4%	June-22	June-23	-	5,798
		2,811	4.4%	September-22	September-23	-	2,900
	NingBo Bank (5)	1,405	4.8%	June-22	June-23	-	1,450
		1,405	4.8%	August-22	August-23	-	1,450
		1,405	4.8%	September-22	September-23	-	1,450
		1,406	4.5%	November-22	November-23	-	1,450
		2,900	4.5%	December-22	December-23	-	2,900
	Industrial and Commercial Bank of China (5)	5,621	3.2%	September-22	July-23	-	5,800
	NanJing Bank (5)	2,811	4.3%	September-22	September-23	-	2,899
		1,265	4.3%	November-22	November-23	-	1,305
BoYu	Industrial and Commercial Bank of China (6)	1,405	3.9%	December-21	December-22	1,573	-
		1,450	2.8%	December-22	December-23	-	1,450
	NingBo Bank (5)	703	4.8%	September-22	March-23	-	725
		1,406	3.6%	November-22	May-23	-	1,450
		$725	4.8%	December-22	June-23	-	725
	Loan Balance					$12,229	$47,078

Collateral for the above bank loans and line of credit

(1)	Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing, China.
(2)	ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China.
(3)	Beijing Capital Financing Guarantee Co., Ltd. in exchange for the guarantee fee of 1.5% of the loan amount.
(4)	AXT time deposit.
(5)	Not collateralized.
(6)	BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. In addition, the December 2022 loan attracts a guarantee fee amounting to 1.78% of the loan amount.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii). We have not entered into any options on non-financial assets.

Contractual Obligations

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. The remainder relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which expires in November 2023. We are reasonably certain to renew the lease for another five years. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. All other operating leases have a term of 12 months or less. Total rent expenses under these operating leases charged to selling, general and administrative were approximately $458,000, $431,000 and $322,000 for the years ended December 31, 2022, 2021 and 2020, respectively, primarily related to our Fremont facility. Total rent expenses under these operating leases charged to cost of revenue were approximately $303,000, $296,000 and $266,000 for the years ended December 31, 2022, 2021 and 2020, respectively, primarily related to the nitrogen system at our facility in Dingxing.

In 2020, we and a competitor entered into the Cross License Agreement, which has a term that begins on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period. For the years ended December 31, 2022 and 2021, the royalty expense under the Cross License Agreement was not considered material to our consolidated financial statements.

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of December 31, 2022, we do not have any outstanding purchase orders that will incur a penalty if canceled by the Company.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. Although during 2022, we recorded a foreign exchange gain of $1.6 million, during 2021 and 2020 we recorded net foreign exchange loss of $434,000 and $411,000, respectively, included as part of other income, net in our consolidated statements of operations. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of December 31, 2022 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	December 31,	Interest	Interest	Decline	Increase
Instrument	2022	Rate	Income	Income	Income
Cash, cash equivalents and restricted cash	$41,348	0.36%	$149	$134	$164
Investments in marketable debt securities	11,457	1.13%	129	116	142
			$278	$250	$306

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. Two customers accounted for more than 10% of our accounts receivable as of December 31, 2022 and no customer accounted for more than 10% of our accounts receivable as of December 31, 2021.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us and our subsidiaries or through our consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2022 and 2021, we did not maintain any direct investments under the cost method. Our minority investments under the equity method as of December 31, 2022 and 2021 totaled $14.6 million and $10.2 million, respectively.

Inflation Risk

While the historical impact of inflation is difficult to accurately measure due to the imprecise nature of the estimates required, we do not believe the effects of inflation on our consolidated results of operations and financial condition have been material. However, there can be no assurance that our consolidated results of operations and financial condition will not be materially impacted by inflation in the future, including by heightened levels of inflation currently experienced globally. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, consolidated results of operations or financial condition.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, related notes thereto and financial statement schedules required by this item are listed and set forth beginning on page 71, and are incorporated by reference here.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The Company’s internal control over financial reporting as of December 31, 2022 has been audited by BPM, the independent registered public accounting firm who also audited the Company’s financial statements. BPM’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, AXT’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AXT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of AXT, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and 2021 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BPM LLP

San Jose, California

March 16, 2023

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 18, 2023 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

(b)Exhibits

See Index to Exhibits attached elsewhere to this Annual Report on Form 10-K. The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AXT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AXT, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2022, and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2023, expressed an unqualified opinion.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories – Reserve for Excess and Obsolete Inventory

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated inventories balance was $89.6 million as of December 31, 2022, which was net of a reserve of $24.7 million for excess and obsolete inventories. The Company’s inventories are stated at the lower of weighted average costs (approximated by standard cost) or net realizable value. The Company routinely evaluates the levels of its inventories in light of current market conditions in order to identify excess and obsolete inventories, and to provide a reserve for certain inventories to their estimated net realizable value based upon the age, quality and life expectancy of the product, and the projections for sale of the completed products. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and consolidated results of operations.

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

San Jose, California

March 16, 2023

AXT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2022		2021

ASSETS
Current assets:
Cash and cash equivalents	$34,948		$36,763
Restricted cash	6,400		—
Short-term investments	9,339		5,419
Accounts receivable, net of allowances of $307 and $130 as of December 31, 2022 and December 31, 2021	29,252		34,839
Inventories	89,629		65,912
Prepaid expenses and other current assets	13,977		17,252
Total current assets	183,545		160,185
Long-term investments	2,118		9,576
Property, plant and equipment, net	161,017		142,415
Operating lease right-of-use assets	1,761		2,324
Other assets	21,631	`	17,941
Total assets	$370,072		$332,441
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,084		$16,649
Accrued liabilities	18,164		17,057
Short-term loan from noncontrolling interest	—		1,887
Bank loans	47,078		12,229
Total current liabilities	75,326		47,822
Noncurrent operating lease liabilities	1,322		1,935
Other long-term liabilities	3,678		2,453
Total liabilities	80,326		52,210
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests (Note 18)	44,846		50,385
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2022 and December 31, 2021 (Liquidation preference of $7,699 and $7,522 as of December 31, 2022 and December 31, 2021)	3,532		3,532
Common stock, $0.001 par value; 70,000 shares authorized; 43,554 and 42,886 shares issued and outstanding as of December 31, 2022 and December 31, 2021	44		43
Additional paid-in capital	235,308		231,622
Accumulated deficit	(14,159)		(29,970)
Accumulated other comprehensive income (loss)	(3,118)		6,302
Total AXT, Inc. stockholders’ equity	221,607		211,529
Noncontrolling interests	23,293		18,317
Total stockholders’ equity	244,900		229,846
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$370,072		$332,441

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020

Revenue	$141,118	$137,393	$95,361
Cost of revenue	88,997	89,979	65,086
Gross profit	52,121	47,414	30,275
Operating expenses:
Selling, general and administrative	25,654	24,189	19,200
Research and development	13,913	10,328	7,135
Total operating expenses	39,567	34,517	26,335
Income from operations	12,554	12,897	3,940
Interest expense, net	(1,071)	(213)	(179)
Equity in income of unconsolidated joint ventures	5,957	4,409	111
Other income, net	3,487	509	3,200
Income before provision for income taxes	20,927	17,602	7,072
Provision for income taxes	2,185	1,093	2,031
Net income	18,742	16,509	5,041
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(2,931)	(1,934)	(1,803)
Net income attributable to AXT, Inc.	$15,811	$14,575	$3,238
Net income attributable to AXT, Inc. per common share:
Basic	$0.37	$0.35	$0.08
Diluted	$0.37	$0.34	$0.07
Weighted-average number of common shares outstanding:
Basic	42,104	41,367	40,152
Diluted	42,715	42,720	41,025

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2022	2021	2020

Net income	$18,742	$16,509	$5,041
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(10,994)	3,719	8,443
Change in unrealized gain (loss) on available-for-sale debt investments, net of tax	(238)	(68)	6
Total other comprehensive income (loss), net of tax	(11,232)	3,651	8,449
Comprehensive income	7,510	20,160	13,490
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	(1,117)	(2,492)	(2,181)
Comprehensive income attributable to AXT, Inc.	$6,393	$17,668	$11,309

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Common Stock
	Preferred				Additional		Accumulated Other	AXT, Inc.		Total
	Stock				Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

Balance as of January 1, 2020	883	$3,532	40,632	$41	236,957	$(47,783)	$(4,862)	$187,885	$4,877	$192,762
Common stock options exercised			905	1	2,535			2,536		2,536
Sale of subsidiary shares to noncontrolling interests					396			396		396
Purchase of subsidiary shares from noncontrolling interests					(1,398)			(1,398)	(202)	(1,600)
Restricted stock awards canceled			(13)							—
Stock-based compensation					2,623			2,623		2,623
Issuance of common stock in the form of restricted stock			443							—
Adjustment to noncontrolling interests in connection with the reorganization and alignment of assets under Tongmei					(10,732)			(10,732)	10,732	—
Net dividend declared by joint ventures									(2,238)	(2,238)
Net income						3,238		3,238	1,803	5,041
Other comprehensive income							8,071	8,071	378	8,449
Balance as of December 31, 2020	883	3,532	41,967	42	230,381	(44,545)	3,209	192,619	15,350	207,969
Common stock options exercised			507	1	1,669			1,670		1,670
Formation of new subsidiary with noncontrolling interests					(262)			(262)	1,413	1,151
Transfer of subsidiary with noncontrolling interests					(1,229)			(1,229)	1,229	—
Restricted stock awards canceled			(14)							—
Stock-based compensation					4,519			4,519		4,519
Issuance of common stock in the form of restricted stock			426							—
Purchase of subsidiary shares from noncontrolling interests					(2,691)			(2,691)	(1,039)	(3,730)
Transfer of subsidiary with redeemable noncontrolling interests					(1,241)			(1,241)		(1,241)
Noncontrolling interest portion of Tongmei stock-based compensation					(62)			(62)	40	(22)
Sale of common stock to employees in connection with the reorganization					538			538		538
Net income						14,575		14,575	1,045	15,620
Other comprehensive income							3,093	3,093	279	3,372
Balance as of December 31, 2021	883	3,532	42,886	43	231,622	(29,970)	6,302	211,529	18,317	229,846
Common stock options exercised			172	1	517			518		518
Investment in subsidiary with noncontrolling interest					(466)			(466)	2,699	2,233
Investment in subsidiary with redeemable noncontrolling interest					(471)			(471)		(471)
Restricted stock awards canceled			(91)							—
Stock-based compensation					3,273			3,273		3,273
Issuance of common stock in the form of restricted stock			587					—		—
Tongmei stock-based compensation					733			733		733
Noncontrolling interest portion of Tongmei stock-based compensation					100			100	(42)	58
Investment in subsidiary from noncontrolling interest								—	1,887	1,887
Net income						15,811		15,811	1,333	17,144
Other comprehensive income (loss)							(9,420)	(9,420)	(901)	(10,321)
Balance as of December 31, 2022	883	$3,532	43,554	$44	$235,308	$(14,159)	$(3,118)	$221,607	$23,293	$244,900

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$18,742	$16,509	$5,041
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,119	7,078	4,333
Amortization of marketable securities premium	58	68	34
Stock-based compensation	4,006	4,519	2,623
Provision for doubtful accounts	(177)	87	183
(Gain) loss on disposal of equipment	(85)	(8)	50
Return of equity method investments (dividends)	1,608	774	—
Equity in income of unconsolidated joint ventures	(5,957)	(4,409)	(111)
Deferred tax assets	104	2,340	—
Changes in operating assets and liabilities:
Accounts receivable	4,535	(9,748)	(5,333)
Inventories	(31,412)	(12,401)	(916)
Prepaid expenses and other current assets	(3,486)	(798)	(6,719)
Other assets	(471)	(6,283)	(104)
Accounts payable	(5,519)	3,563	2,305
Accrued liabilities	(2,127)	(3,445)	2,601
Other long-term liabilities, including royalties	3,297	(1,151)	1,878
Net cash provided by (used in) operating activities	(8,765)	(3,305)	5,865
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,465)	(29,645)	(19,855)
Purchases of available-for-sale debt securities	(2,158)	(9,645)	(5,968)
Proceeds from sales and maturities of available-for-sale debt securities	5,400	480	9,401
Net cash used in investing activities	(25,223)	(38,810)	(16,422)
Cash flows from financing activities:
Proceeds from common stock options exercised	518	1,670	2,536
Proceeds from sale of subsidiary shares to noncontrolling interests	—	538	396
Proceeds from bank loans	53,078	20,543	10,401
Proceeds from long-term loan from noncontrolling interest	—	1,834	—
Payments on bank loans	(17,798)	(19,066)	(5,996)
Proceeds from capital increase in subsidiary shares from noncontrolling interest	2,233	—	—
Formation of new subsidiary with noncontrolling interests	—	1,283	—
Proceeds from issuance of Tongmei's common stock to redeemable noncontrolling interests, net of costs	—	(1,077)	47,563
Dividends paid by joint ventures to their minority shareholders	—	—	(2,238)
Net cash provided by financing activities	38,031	5,725	52,662
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	542	551	3,605
Net increase (decrease) in cash and cash equivalents, and restricted cash	4,585	(35,839)	45,710
Cash and cash equivalents at the beginning of the year	36,763	72,602	26,892
Cash and cash equivalents, and restricted cash at the end of the period	$41,348	$36,763	$72,602
Supplemental disclosures:
Income taxes paid, net of refunds	$1,692	$3,177	$1,959
Supplemental disclosure of non-cash flow information:
Notes Receivables paid to purchase fixed assets	$6,835	$—	$—
Conversion of related party borrowings to Additional Paid-in Capital	$1,887	$—	$—
Investment in subsidiary shares from noncontrolling interest	$937	$—	$—
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$—	$—	$1,439
Reduction of noncontrolling interests in excess (deficit) of total consideration paid and payable in connection with the repurchase of subsidiary shares from noncontrolling interests	$—	$—	$(1,398)
Bank loan proceeds paid directly to a third-party vendor, included in accounts payable	$474	$—	$—
Other receivable regarding sales of land and building to unconsolidated joint venture	$976	$—	$—
Consideration payable in connection with construction in progress, included in accrued liabilities	$4,135	$2,974	$1,457

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

Our substrate wafers are used when a typical silicon substrate wafer cannot meet the conductive requirements of a semiconductor or optoelectronic device. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. In 2022, our substrate product group generated 79% of our revenue and raw materials product group generated 21%. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

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

Principles of Consolidation

The consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). Baoding Tongmei is located in the city of Dingxing, China. Each of ChaoYang Tongmei and ChaoYang LiMei is located in the city of Kazuo, China. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For the years ended 2022 and 2021, we have six and five companies accounted for by the equity method, respectively. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our consolidated balance sheets and in our consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the years ended 2022 and 2021, expenses associated with ChaoYang LiMei had a de minimis impact on our consolidated financial statements.

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

All activities for MaAnShan JinMei ceased during the first half of 2022 and the subsidiary was subsequently dissolved in May 2022. The dissolution of MaAnShan JinMei had a de minimis impact on the consolidated results.

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

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, restricted cash, short-term investments and long-term investments, accounts receivable, accounts payable, accrued liabilities and bank loans approximate fair value due to their short maturities. Certain cash equivalents and investments are required to be adjusted to fair value on a recurring basis. See Note 2.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2022 and 2021, the net change in fair value from the placement of the hedge to settlement had a de minimis impact to the consolidated results.

Foreign Currency Translation

The functional currency of our Chinese subsidiaries is the renminbi, the local currency of China. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “Other income, net” for the years presented. The transaction gain totaled $1.6 million for the year ended December 31, 2022. The transaction loss for the years ended December 31, 2021 and 2020 totaled $434,000 and $411,000, respectively. The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in “Other comprehensive income (loss)”, net of tax in the consolidated statements of comprehensive income (loss).

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates including indium phosphide, gallium arsenide and germanium wafers, and our consolidated subsidiaries sell certain raw materials, including high purity gallium (6N and 7N Ga), pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to purchase orders placed by our customers, and our terms and conditions of sale do not require customer acceptance. We account for a contract with a customer when there is a legally enforceable contract, which could be the customer’s purchase order, the rights of the parties are identified, the contract has commercial terms, and collectibility of the contract consideration is probable. The majority of our contracts have a single performance obligation to transfer products and are short term in nature, usually less than six months. Our revenue is measured based on the consideration specified in the contract with each customer in exchange for transferring products that are generally based upon a negotiated formula, list or fixed price. Revenue is recognized when control of the promised goods is transferred to our customer, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods.

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of December 31, 2022.

	December 31,	December 31,
	2022	2021
Contract liabilities	$338	$946
During the three and twelve months ended December 31, 2022, the Company recognized $22,000 and $760,000 of revenue that was included in the contract balances as of December 31, 2021.

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

Accounting for Sales and Use Taxes

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

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. Two customers accounted for more than 10% of our accounts receivable as of December 31, 2022 and no customer accounted for more than 10% of our accounts receivable as of December 31, 2021.

One customer, Landmark, represented 15% and 11% of our revenue for the years ended December 31, 2022 and 2020, respectively. No customer represented 10% of our revenue for the year ended December 31, 2021. Our top five customers, although not the same five customers for each period, represented 34% of our revenue for the year 2022, 26% of our revenue for the year 2021 and 32% of our revenue for 2020.

For the year ended December 31, 2022, one third-party customer for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. For the years ended December 31, 2021 and 2020, one third-party customer for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. Our subsidiaries and raw material joint ventures are a key strategic benefit for us as they further diversify our sources of revenue.

Cash and Cash Equivalents

We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of certificate of deposits. Cash and cash equivalents are stated at cost, which approximates fair value.

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. In May 2022, Tongmei and the Bank of Beijing signed a credit facility for $3.4 million. As a condition of the credit facility we must maintain a time deposit at the Bank Of Beijing as collateral, and therefore we placed time deposits of $2.9 million and $1.0 million at the Bank Of Beijing in April 2022 and May 2022, respectively. In December 2022, we placed another time deposit of $2.5 million at the Bank of Beijing as collateral for a bank loan of $2.3 million received by Tongmei in January 2023. The bank loans have a term of 12 months, therefore the May 2022 bank loan and the time deposits are classified as short-term in our consolidated balance sheets. The time deposits have been excluded from the Company’s cash and cash equivalents balance. As of December 31, 2022, $6.4 million was included in restricted cash in our consolidated balance sheets.

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

We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2022 and 2021, our accounts receivable, net balance was $29.3 million and $34.8 million, respectively, which was net of an allowance for doubtful accounts of $307,000 and $130,000 as of December 31, 2022 and 2021, respectively. During 2022, we increased the allowance for doubtful accounts by $177,000 due to the poor financial condition of a customer. During 2021, we decreased the allowance for doubtful accounts by $87,000 due to the write-off of accounts receivable for a customer. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

As of December 31, 2022 and 2021, the sales returns reserve (included in accrued liabilities) balance was $112,000 and $48,000, respectively. During 2022, we utilized $112,000 and reserved an additional $176,000 and during 2021, we utilized $48,000 and reserved an additional $15,000.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2022 and 2021, accrued product warranties totaled $669,000 and $743,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by some of our customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

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

Impairment of Long-Lived Assets

We evaluate property, plant and equipment and intangible assets for impairment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We did not recognize any impairment charges of long-lived assets in 2022, 2021 and 2020.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the subsidiary, fundamental changes to the business prospects of the company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings (loss) and cash flow forecasts, recent operational performance and any other readily available market data. There were no impairment charges during the years ended December 31, 2022 and 2021.

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

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2022, 2021 and 2020 were insignificant.

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

Comprehensive Income

The components of other comprehensive income include unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income is presented in the consolidated statements of comprehensive income (loss). The balance of accumulated other comprehensive income is as follows (in thousands):

	As of December 31,
	2022	2021
Accumulated other comprehensive income:
Unrealized loss on investments, net	$(303)	$(65)
Cumulative translation adjustment	(3,042)	7,041
	(3,345)	6,976
Less: Cumulative translation adjustment attributable to noncontrolling interests and redeemable noncontrolling interests	(227)	674
Accumulated other comprehensive income (loss) attributable to AXT, Inc.	$(3,118)	$6,302

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

Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. The FASB broadly defined “government assistance” in Accounting Standards Codification (“ASC”) 832 to ensure that assistance received from most types of governmental entities or other related organizations would be disclosed. Government assistance within the scope of ASC 832 includes assistance that is administered by domestic, foreign, local (such as city, town, county, or municipality), regional (such as state, provincial, or territorial), national (federal) governments, as well as entities related to those governments (such as departments, independent agencies, boards, commissions, or component units). ASC 832 also includes government assistance from intergovernmental organizations (for example, global organizations such as the United Nations, regional organizations such as the European Union, and economic organizations such as the World Trade Organization). The guidance is effective for fiscal years beginning after December 15, 2021, with early application permitted. Adoption of the new standard had a de minimis effect on our consolidated financial statements.

In March 2022, FASB pronouncement ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures was issued as an amendment to Accounting Standards Update 2016-13, Financial Instruments-Credit Losses. ASU 2022-02 aims to modify disclosure requirements for certain loan refinancings and restructurings by creditors. The amendment also require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the new standard will have an immaterial effect on our consolidated financial statements.

In September 2022, FASB issued Accounting Standards Update No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance the transparency about the use of supplier finance programs for investors. The amendments in this Update require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the new standard will have an immaterial effect on our consolidated financial statements.

Note 2. Cash, Cash Equivalents and Investments

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of December 31, 2022 and 2021, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	December 31, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash and restricted cash	$41,348	$—	$—	$41,348	$36,763	$—	$—	$36,763
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash, restricted cash and cash equivalents	41,348	—	—	41,348	36,763	—	—	36,763
Investments (available-for-sale):
Certificates of deposit [2]	6,440	—	(175)	6,265	6,680	—	(19)	6,661
Corporate bonds	5,320	—	(128)	5,192	8,380	—	(46)	8,334
Total investments	11,760	—	(303)	11,457	15,060	—	(65)	14,995
Total cash, restricted cash, cash equivalents and investments	$53,108	$—	$(303)	$52,805	$51,823	$—	$(65)	$51,758
Contractual maturities on investments:
Due within 1 year [3]	$9,600			$9,339	$5,424			$5,419
Due after 1 through 5 years [4]	2,160			2,118	9,636			9,576
	$11,760			$11,457	$15,060			$14,995
1.	Certificate of deposit with original maturities of less than three months.
2.	Certificate of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our consolidated balance sheets.
4.	Classified as “Long-term investments” in our consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. Gross unrealized losses on our available-for-sale debt securities as of December 31, 2022 was $303,000, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position as of December 31, 2022 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$2,118	$(42)	$4,146	$(133)	$6,264	$(175)
Corporate bonds	—	—	4,842	(128)	4,842	(128)
Total in loss position	$2,118	$(42)	$8,988	$(261)	$11,106	$(303)

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

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for the non-consolidated companies, are accounted for under the equity method and included in “Other assets” in the consolidated balance sheets and totaled $14.6 million and $10.2 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, there were six and five companies accounted for under the equity method, respectively.

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

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify our available-for-sale debt securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from bank statements, quoted market prices, broker or dealer statements or quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the year ended December 31, 2022.

There have been no transfers between fair value measurement levels during the years ended December 31, 2022 and 2021.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2022, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2022 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments:
Certificates of deposit	$6,265	$—	$6,265	$—
Corporate bonds	5,192	—	5,192	—
Total	$11,457	$—	$11,457	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). We had no impairment charges for 2022, 2021 and 2020.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	December 31,	December 31,
	2022	2021
Inventories:
Raw materials	$46,476	$29,658
Work in process	39,956	32,605
Finished goods	3,197	3,649
	$89,629	$65,912

As of December 31, 2022 and 2021, carrying values of inventories were net of inventory reserves of $24.7 million and $19.6 million, respectively, for excess and obsolete inventory and $47,000 and $66,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Related Party Transactions

ChaoYang Tongmei purchases raw materials from one of our equity investments, Donghai County Dongfang High Purity Electronic Materials Co., Ltd. for production in the ordinary course of business. As of December 31, 2022 and 2021, amounts payable of $103,000 and $112,000, respectively, were included in “Accounts payable” in our consolidated balance sheets.

In November 2017, our consolidated joint venture, BoYu, provided a personal loan of $291,000 to one of its executive employees. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. In May 2019, BoYu provided another personal loan of $146,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due at such time BoYu pays a dividend to its shareholders. In March 2020, BoYu provided another personal loan of $141,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on December 31, 2024. On December 25, 2020, the executive repaid the principal of $612,000 and interest of $35,000 of the personal loans to BoYu. As of December 31, 2022 and 2021, the balances, including both principal and accrued interest, were $0, and $0, respectively, and included in “Other assets” in our consolidated balance sheets.

In September 2021 and October 2021, our consolidated subsidiary, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. As of December 31, 2021, $1.9 million was included in short-term loan from noncontrolling interest in our consolidated balance sheets. In December 2021 and January 2022, the same subsidiary received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in ChaoYang XinMei as an equity investment. As a result, noncontrolling interests increased $2.2 million and redeemable noncontrolling interests increased $0.2 million. Short-term loan from noncontrolling interest decreased to $0. In April 2022, Tongmei entered into the Capital Increase Agreement with minority investors to further invest $4.5 million in ChaoYang XinMei. In April 2022 and May 2022, ChaoYang XinMei received funding from Tongmei of $1.1 million and $0.8 million, respectively, as equity investments. In April 2022 and May 2022, the minority investors invested $0.7 million and $0.6 million, respectively. As a result, noncontrolling interests increased $1.4 million and redeemable noncontrolling interests increased $0.1 million. Tongmei’s ownership remained at 58.5% after these equity investments. In July 2022, Tongmei and the minority investors further invested $0.8 million and $0.6 million in ChaoYang XinMei, respectively. This completed the investment obligations under the Capital Increase Agreement. As a result, noncontrolling interests increased $610,000 and redeemable noncontrolling interests increased $57,000. Tongmei’s ownership remained at 58.5% after the July 2022 equity investment.

In September 2022, our consolidated subsidiary, ChaoYang LiMei completed the sale of land and its attached buildings to our equity investment entity, ChaoYang KaiMei, for a total consideration of $1.5 million. As of December 31, 2022, $1.5 million was included in “Prepaid expenses and other current assets” in our consolidated balance sheets.

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

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	December 31,	December 31,
	2022	2021
Property, plant and equipment:
Machinery and equipment, at cost	$62,797	$59,284
Less: accumulated depreciation and amortization	(38,477)	(40,292)
Building, at cost	118,550	108,782
Less: accumulated depreciation and amortization	(20,403)	(18,710)
Leasehold improvements, at cost	7,430	7,039
Less: accumulated depreciation and amortization	(5,559)	(5,352)
Construction in progress	36,679	31,664
	$161,017	$142,415

As of December 31, 2022, the balance of construction in progress was $36.7 million, of which $27.2 million was related to our buildings in our Dingxing and Kazuo locations, $5.4 million was for manufacturing equipment purchases not yet placed in service and $4.1 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2021, the balance of construction in progress was $31.7 million, of which $22.7 million was related to our buildings in our Dingxing and Kazuo locations, $3.0 million was for manufacturing equipment purchases not yet placed in service and $6.0 million was from our construction in progress for our other consolidated subsidiaries.

Depreciation and amortization expense was $8.1 million, $7.1 million and $4.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 6. Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain.

The investments are summarized below (in thousands):

	Investment Balance as of
	December 31,	December 31,	Accounting	Ownership *
Company	2022	2021	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	**85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	**85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	1,000	—	Consolidated	****75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	1,814	Consolidated	***58.5%
	$12,089	$5,572

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,887	$2,053	Equity	**46%
Beijing JiYa Semiconductor Material Co., Ltd.	6,381	3,760	Equity	39%
Xilingol Tongli Germanium Co., Ltd.	—	—	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	5,094	4,095	Equity	**25%
ChaoYang KaiMei Quartz Co., Ltd.	827	—	Equity	*****40%
Emeishan Jia Mei High Purity Metals Co., Ltd.	418	258	Equity	25%
	$14,607	$10,166

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of December 31, 2022, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

*** In February 2021, Tongmei signed a joint venture agreement with certain investors to fund ChaoYang XinMei.

**** In April 2022, ChaoYang JinMei signed a joint venture agreement with certain investor to fund a new company, ChaoYang ShuoMei.

***** In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our consolidated balance sheets and totaled $14.6 million and $10.2 million as of December 31, 2022 and 2021, respectively. Our respective ownership interests in each of these companies are 46%, 40%, 39%, 25%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

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

For the years ended December 31, 2022, 2021 and 2020, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $2.9 million, $774,000 and $0, respectively. In June 2022, July 2022 and August 2022, we received a dividend of $1.3 million from BoYu, $1.5 million from one of our equity investments, Xiaoyi XingAn Gallium Co., Ltd. (“Xiaoyi XingAn”) and $0.1 million from JiYa Semiconductor Material Co. Ltd., respectively. In June 2021, we received a dividend of $774,000, from one of our equity investments, Xiaoyi XingAn. For the years ended December 31, 2022 and 2021, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $0, respectively. All of these distributions were paid to the PRC companies and the minority shareholders.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the years ended December 31, 2022, 2021 and 2020, respectively:

				Our share for the
	Year Ended			Year Ended
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
Net revenue	$48,139	$35,939	$20,049	$15,031	$11,424	$6,252
Gross profit	27,000	17,465	4,907	8,229	5,482	1,504
Operating income	24,987	14,293	1,957	7,532	4,495	504
Net income	19,104	12,560	1,014	5,957	4,409	111

Excluding one fully impaired entity, these minority investment entities that are not consolidated, but rather are accounted for under the equity method, had the following summarized balance sheet information (in thousands) as of December 31, 2022 and 2021, respectively:

	As of December 31,
	2022	2021
Current assets	$43,091	$27,503
Noncurrent assets	12,520	11,707
Current liabilities	10,552	5,799
Noncurrent liabilities	—	—

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was an income of $6.0 million, $4.4 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Excluding one fully impaired entity, undistributed retained earnings relating to our investments in these minority investment entities amounted to $9.2 million and $5.0 million as of December 31, 2022 and 2021, respectively.

Note 7. Balance Sheets Details

Other Assets

The components of other assets are summarized below (in thousands):

	As of December 31,
	2022	2021
Equity method investments	$14,607	$10,166
Value added tax receivable, long term	1,632	959
Other intangible assets	1,926	2,107
Deferred tax assets	2,236	2,340
Other assets	1,230	2,369
	$21,631	$17,941

Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2022	2021
Accrued compensation and related charges	$4,774	$5,115
Payable in connection with construction in progress	4,135	2,974
Preferred stock dividends payable	2,901	2,901
Accrued professional services	930	880
Other tax payable	867	392
Accrued income taxes	729	539
Accrued product warranty	669	743
Current portion of operating lease liabilities	485	488
Advances from customers	338	946
Other personnel-related costs	291	279
Accrual for sales returns	112	48
Other accrued liabilities	1,933	1,752
	$18,164	$17,057

Note 8. Bank Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Bank loan” in our consolidated balance sheets. The following table represents bank loans as of December 31, 2022 and 2021 (in thousands, except interest rate data):

		Loan	Interest			December 31,	December 31,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2021	2022
Tongmei	Bank of China (1)	$1,405	3.9%	September-21	March-22	$1,573	$-
		1,050	3.9%	September-21	March-22	1,220	-
		3,935	4.6%	January-22	January-23	-	4,059
		2,108	2.7%	September-22	March-23	-	2,175
		1,405	4.2%	April-22	April-23	-	1,450
	Bank of Communications (2)	2,811	4.0%	September-21	September-22	3,144	-
		1,405	4.0%	November-21	November-22	1,573	-
		1,405	3.3%	January-22	January-23	-	1,450
		1,405	3.3%	January-22	January-23	-	1,450
	Bank of Communications (5)	1,450	3.3%	December-22	December-23	-	1,450
	China Merchants Bank (3)	1,405	3.6%	December-21	December-22	1,573	-
	China Merchants Bank (5)	1,405	4.2%	December-21	December-22	1,573	-
	Bank of Beijing (4)	3,192	4.2%	May-22	May-23	-	3,292
	Industrial Bank (5)	5,621	4.4%	June-22	June-23	-	5,798
		2,811	4.4%	September-22	September-23	-	2,900
	NingBo Bank (5)	1,405	4.8%	June-22	June-23	-	1,450
		1,405	4.8%	August-22	August-23	-	1,450
		1,405	4.8%	September-22	September-23	-	1,450
		1,406	4.5%	November-22	November-23	-	1,450
		2,900	4.5%	December-22	December-23	-	2,900
	Industrial and Commercial Bank of China (5)	5,621	3.2%	September-22	July-23	-	5,800
	NanJing Bank (5)	2,811	4.3%	September-22	September-23	-	2,899
		1,265	4.3%	November-22	November-23	-	1,305
BoYu	Industrial and Commercial Bank of China (6)	1,405	3.9%	December-21	December-22	1,573	-
		1,450	2.8%	December-22	December-23	-	1,450
	NingBo Bank (5)	703	4.8%	September-22	March-23	-	725
		1,406	3.6%	November-22	May-23	-	1,450
		$725	4.8%	December-22	June-23	-	725
	Loan Balance					$12,229	$47,078

Collateral for the above bank loans and line of credit

(1)	Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing, China.
(2)	ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China.
(3)	Beijing Capital Financing Guarantee Co., Ltd. in exchange for the guarantee fee of 1.5% of the loan amount.
(4)	AXT time deposit.
(5)	Not collateralized.
(6)	BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. In addition, the December 2022 loan attracts a guarantee fee amounting to 1.78% of the loan amount.

Note 9. Stockholders’ Equity and Stock Repurchase Program

Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2022 and 2021, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Changes in AXT, Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in the Company’s ownership interests in its less than 100% owned subsidiaries on the Company’s equity are as follows:

	As of December 31,
	2022	2021
Net income attributable to AXT, Inc.	$15,811	$14,575
Decrease in additional paid-in capital for:
Investment in subsidiary with noncontrolling interest	(937)	—
Purchase of subsidiary shares from noncontrolling interests	—	(2,691)
Formation of new subsidiary with noncontrolling interests	—	(262)
Adjustment to noncontrolling interests in connection with the reorganization and alignment of assets under Tongmei	—	(1,229)
Changes in AXT, Inc.'s ownership interests in consolidated subsidiaries	—	(1,241)
Net transfers to noncontrolling interests	(937)	(5,423)
Change from net income attributable to AXT, Inc., net of transfers to noncontrolling interests	$14,874	$9,152

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2022, 2021 and 2020 under this program. As of December 31, 2022, approximately $2.7 million remained available for future repurchases under this program.

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In 2022, 2021 and 2020, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

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

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is a replacement of the 2007 Plan. The 399,562 share reserve of the 2007 Plan became the reserve of the 2015 Plan, together with 3,000,000 additional shares approved for issuance under the 2015 Plan. In May 2019, our stockholders approved 1,600,000 of additional shares for issuance under the 2015 Plan. In May 2021, our stockholders approved 3,600,000 of additional shares for issuance under the 2015 Plan. Awards that may be made under the 2015 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2015 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than four years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). However, options granted to consultants and restricted stock awards granted to independent board members typically vest in one year and the 2015 Plan does allow for similar vesting to employees. As of December 31, 2022, approximately 2.8 million shares were available for grant under the 2015 Plan.

Stock Options

The following table summarizes the stock option transactions for each of the years ended December 31, 2020, 2021 and 2022 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2020	2,953	$4.00	5.95	$3,040
Granted	—	—
Exercised	(905)	2.80
Canceled and expired	(163)	5.85
Balance as of December 31, 2020	1,885	$4.42	6.17	$9,713
Granted	—	—
Exercised	(507)	3.30
Canceled and expired	—	—
Balance as of December 31, 2021	1,378	$4.83	5.60	$5,573
Granted	—	—
Exercised	(172)	3.02
Canceled and expired	—	—
Balance as of December 31, 2022	1,206	$5.09	5.08	$630
Options vested as of December 31, 2022 and unvested options expected to vest, net of forfeitures	1,206	$5.09	5.08	$629
Options exercisable as of December 31, 2022	1,083	$5.32	4.87	$467

The options outstanding and exercisable as of December 31, 2022 were in the following exercise price ranges (in thousands, except per share data):

						Options Vested and
			Options Outstanding as of			Exercisable as of
			December 31, 2022			December 31, 2022
					Weighted‑average
Range of				Weighted‑average	Remaining		Weighted‑Average
Exercise Price			Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$2.14	-	$2.14	8	$2.14	1.33	8	$2.14
$2.18	-	$2.18	56	$2.18	2.83	56	$2.18
$2.36	-	$2.36	1	$2.36	0.84	1	$2.36
$2.47	-	$2.47	17	$2.47	1.84	17	$2.47
$2.56	-	$2.56	11	$2.56	3.01	11	$2.56
$3.06	-	$3.06	329	$3.06	6.85	206	$3.06
$5.21	-	$5.21	355	$5.21	3.82	355	$5.21
$5.77	-	$5.77	245	$5.77	5.85	245	$5.77
$7.95	-	$7.95	60	$7.95	4.08	60	$7.95
$9.50	-	$9.50	124	$9.50	4.82	124	$9.50
			1,206	$5.09	5.08	1,083	$5.32

There were 172,000, 507,000 and 905,000 options exercised in the years ended December 31, 2022, 2021 and 2020, respectively. The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020, was $0.8 million, $3.7 million and $3.2 million, respectively.

As of December 31, 2022, the unamortized compensation costs related to unvested stock options granted to employees under our 2015 plan was approximately $0.2 million, net of estimated forfeitures of $16,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 0.9 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of December 31, 2022 and 2021, as the amount was insignificant.

Restricted Stock Awards

A summary of activity related to restricted stock awards for the years ended December 31, 2020, 2021 and 2022 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2020	939	$5.02
Granted	443	$5.94
Vested	(347)	$5.44
Forfeited	(13)	$5.54
Non-vested as of December 31, 2020	1,022	$5.27
Granted	274	$9.07
Vested	(407)	$5.70
Forfeited	(14)	$5.38
Non-vested as of December 31, 2021	875	$6.26
Granted	513	$4.67
Vested	(387)	$6.01
Forfeited	(17)	$5.34
Non-vested as of December 31, 2022	984	$5.55

Total fair value of stock awards vested during the years ended December 31, 2022, 2021 and 2020 was $2.3 million, $3.8 million and $1.9 million, respectively. As of December 31, 2022, we had $4.8 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 1.6 years.

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

On February 15, 2022, the Compensation Committee recommended, and the Board approved, the grant to Dr. Morris Young of 114,320 at-risk, performance shares under the Plan. On February 15, 2022, the Compensation Committee approved the grant to Gary Fischer of 32,100 at-risk, performance shares under the Plan. If the performance financial metric is less than 50% achieved these shares are forfeited. If the performance financial metric is between 50% and 200% achieved, then a corresponding pro rata portion of the 114,320 shares issued to Dr. Young would be eligible to vest and a corresponding pro rata portion of the 32,100 shares issued to Mr. Fischer would be eligible to vest. Any shares that are not eligible to vest are forfeited. If the target financial metric exceeds 200%, then the maximum number of at-risk performance shares that would be eligible to vest is 114,320 for Dr. Young and 32,100 for Mr. Fischer. On February 14, 2023, the Compensation Committee met and certified the year-over-year annual revenue growth rate achieved for fiscal year 2022, expressed as a percentage, was 2.7%. Therefore, none of the at-risk performance shares became eligible to vest.

A summary of the status of our unvested at-risk, performance shares as of December 31, 2022 is presented below (in thousands, except per share data):

			Weighted-Average
			Grant Date
Stock Awards	Shares		Share Value
Non-vested as of January 1, 2021	—		$
Granted	152	*	$15.37
Vested	(38)		$15.37
Forfeited	—		$—
Non-vested as of December 31, 2021	114		$15.37
Granted	74		$7.83
Vested	(76)		$15.37
Forfeited	(74)		$7.83
Non-vested as of December 31, 2022	38		$15.37

*The number of share presented is based on achieving 150% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

As of December 31, 2022, there was $0.5 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.4 years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance as of December 31, 2022 (in thousands, except per share data):

Options outstanding	1,206
Restricted stock awards outstanding	1,022
Stock available for future grant: 2015 Equity Incentive Plan	2,800
Total	5,028

Stock-based Compensation

We recorded $4.0 million, $4.5 million and $2.6 million of stock-based compensation in our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Year Ended
	December 31,
	2022	2021	2020
Cost of revenue	$379	$368	$116
Selling, general and administrative	2,947	3,514	2,000
Research and development	680	637	507
Net effect on net income	$4,006	$4,519	$2,623
Shares used in computing basic net income per share	42,104	41,367	40,152
Shares used in computing diluted net income per share	42,715	42,720	41,025
Effect on basic net income per share	$0.10	$0.11	$0.07
Effect on diluted net income per share	$0.09	$0.11	$0.06

We estimate the fair value of stock options using a Black-Scholes option pricing model. There were no stock options granted during 2022, 2021 and 2020.

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

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our contributions to the Savings Plan were $191,000, $208,000 and $188,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the consolidated balance sheets, during 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021
Beginning accrued product warranty	$743	$609
Accruals for warranties issued	1,024	711
Adjustments related to pre-existing warranties including expirations and changes in estimates	(286)	(100)
Cost of warranty repair	(812)	(477)
Ending accrued product warranty	$669	$743

Note 12. Income Taxes

Consolidated income before provision for income taxes was income of $20.9 million, $17.6 million and $7.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. We recorded a current tax provision of $2.2 million, $1.1 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The components of the provision for income taxes are summarized below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$848	$223	$—
State	34	91	15
Foreign	918	3,119	2,016
Total current	1,800	3,433	2,031
Deferred:
Federal	(591)	(188)	—
State	(4)	(1)
Foreign	980	(2,151)	—
Total deferred	385	(2,340)	—
Total provision for income taxes	$2,185	$1,093	$2,031

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Year Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefits	0.1	0.4	0.2
Valuation allowance	(19.3)	(25.4)	0.8
Stock-based compensation	0.7	(3.2)	(1.9)
Foreign tax rate differential	(2.6)	(8.6)	2.1
Foreign tax incentives	(3.5)	(3.2)	(3.8)
Foreign income inclusion	18.9	10.4	7.8
Gain from sale of IP	—	16.9	—
Tax effect in equity method loss or gain from unconsolidated affiliates	(3.0)	(2.6)	1.1
Other	(1.8)	0.5	1.4
Effective tax rate	10.5%	6.2%	28.7%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$9,571	$11,275
Accruals, reserves and other	4,053	6,056
Credit carryforwards	206	358
Operating lease liability	60	125
Gross deferred tax assets	13,890	17,814
Valuation allowance	(11,885)	(15,371)
Total deferred tax assets	2,005	2,443
Deferred tax liabilities:
Operating lease right-of-use assets	(50)	(103)
Total net deferred tax assets (included in other assets)	$1,955	$2,340

As of December 31, 2022 we have federal net operating loss (“NOL”) carryforwards of approximately $31.9 million, which will begin to expire in 2025. We have California net operating loss carryforwards of approximately $21,000 as of December 31, 2022.

The deferred tax assets valuation allowance as of December 31, 2022 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, NOL carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses related to domestic operations, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance decreased for the years ended December 31, 2022 and 2021 by $3.5 million and $4.4 million, respectively.

The China Enterprise Income Tax Law (“EIT”) imposes a single uniform income tax rate of 25% on all Chinese enterprises. Our subsidiaries in China have qualified for a preferential 15% tax rate that is available for High and New Technology Enterprises (“HTE”). In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. We realized benefits from this 10% reduction in tax rate of $0.9 million, $1.0 million and $1.0 million for 2022, 2021 and 2020, respectively. As of December 31, 2022, the favorable tax rate is still valid for the Company and it will stay the same for next year if there is no change of the business nature. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

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

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership changes that might have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If there is a change of control, utilization of our NOL or tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Until a Section 382 study for the year-ended December 31, 2022 is completed and any limitation known, no amounts are being presented as an uncertain tax position. The Company does not believe that per Section 382 there will be a limitation on the utilization of the net operating loss and tax credit carryforwards. A full valuation allowance has been provided against our NOL carryforwards and R&D credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no net impact to the consolidated balance sheets or statements of operations if an adjustment were required.

During fiscal year 2022 and 2021, the amount of gross unrecognized tax benefits was $1.1 million as of December 31, 2022 and 2021. The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. To date, such interest and penalties have not been material. All of the unrecognized tax benefit would impact the effective tax rate in future periods if recognized.

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

On December 27, 2020, a new $900 billion Coronavirus relief bill was signed into law by the President of the United States. The bill includes updates to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Employee Social Security Deferral and the Paycheck Protection Program. The Coronavirus relief bill had a de minimis effect on our consolidated financial statements.

On August 9, 2022, Congress passed the CHIPS Act of 2022 to strengthen domestic semiconductor manufacturing, design and research, fortify the economy and national security, and reinforce America’s chip supply chains. The CHIPS Act provides for a new 25% advanced manufacturing investment credit for investments in semiconductor manufacturing and for the manufacture of certain equipment required in the semiconductor manufacturing process. Since the Company has all its manufacturing in China, the Company will not qualify for the investment credit.

On August 16, 2022, President Biden signed the Inflation Reduction Act into law. The law is intended to address inflation by paying down the national debt, lower consumer energy costs, provide incentives for the production of clean energy and reduce health care costs. The new law imposes a 1% excise tax on corporate buybacks, based on Brown’s Stock Buyback Accountability Act. The Company currently has no plans to buy back its stock. Effective for tax years beginning after December 31, 2022, the act requires corporations with over $1 billion in profits to pay a minimum tax of 15% on their adjusted financial statement income. The Company does not qualify for the Inflation Reduction Act.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Year ended
	December 31,
	2022	2021	2020
Numerator:
Net income attributable to AXT, Inc.	$15,811	$14,575	$3,238
Less: Preferred stock dividends	(177)	(177)	(177)
Net income available to common stockholders	$15,634	$14,398	$3,061
Denominator:
Denominator for basic net income per share - weighted-average common shares	42,104	41,367	40,152
Effect of dilutive securities:
Common stock options	333	803	602
Restricted stock awards	278	550	271
Denominator for dilutive net income per common shares	42,715	42,720	41,025
Net income attributable to AXT, Inc. per common share:
Basic	$0.37	$0.35	$0.08
Diluted	$0.37	$0.34	$0.07

Options excluded from diluted net income per share as the impact is anti-dilutive	220	21	862
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	291	118	161

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Year Ended
	December 31,
	2022	2021	2020
Product Type:
Substrates	$111,094	$103,026	$75,587
Raw materials and others	30,024	34,367	19,774
Total	$141,118	$137,393	$95,361

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Year Ended
	December 31,
	2022	2021	2020
Geographical region:
China	$55,414	$67,394	$35,150
Taiwan	28,780	16,841	16,485
Japan	11,724	10,112	7,624
Asia Pacific (excluding China, Taiwan and Japan)	4,188	7,540	5,458
Europe (primarily Germany)	20,592	23,069	19,673
North America (primarily the United States)	20,420	12,437	10,971
Total	$141,118	$137,393	$95,361

Long-lived assets consist primarily of property, plant and equipment, and operating lease right-of-use assets are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of December 31,
	2022	2021
Long-lived assets by geographic region, net of depreciation:
North America	$346	$1,610
China	162,432	143,129
	$162,778	$144,739

Note 15. Other income (expense), net

The components of other income (expense), net are summarized below (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Foreign exchange gain (loss)	$1,573	$(434)	$(411)
Income from local China government subsidy	1,710	1,125	3,800
Other income (expense)	204	(182)	(189)
	$3,487	$509	$3,200

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

As of December 31, 2022, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2023	$559
2024	270
2025	270
2026	270
2027	270
Thereafter	425
Total minimum lease payments	2,064
Less: Interest	(257)
Present value of lease obligations	1,807
Less: Current portion, included in accrued liabilities	(485)
Long-term portion of lease obligations	$1,322

The weighted average remaining lease term and the weighted-average discount rate for our operating leases are as follows:

	December 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	5.89	6.44
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$574	$570

The components of lease expense are as follows (in thousands) within our consolidated statements of operations:

	Year Ended
	December 31,
	2022	2021
Operating lease	$530	$533
Short-term lease expense	137	119
Total	$667	$652

Royalty Agreement

In 2020, we and a competitor entered into a cross license and covenant agreement (the “Cross License Agreement”), which has a term that began on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period. For the years ended December 31, 2022 and 2021, the royalty expense under the Cross License Agreement was not considered material to our consolidated financial statements.

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

Note 17. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth

	(in thousands, except per share data)
2022:
Revenue	$39,653	$39,487	$35,183	$26,795
Gross profit	13,308	15,435	14,782	8,596
Net income attributable to AXT, Inc.	3,165	5,546	5,759	1,341
Net income attributable to AXT, Inc. per share, basic	$0.07	$0.13	$0.14	$0.03
Net income attributable to AXT, Inc. per share, diluted	$0.07	$0.13	$0.13	$0.03
2021:
Revenue	$31,350	$33,735	$34,576	$37,732
Gross profit	11,536	12,238	11,501	12,139
Net income (loss) attributable to AXT, Inc.	3,425	4,385	3,800	2,965
Net income (loss) attributable to AXT, Inc. per share, basic	$0.08	$0.11	$0.09	$0.07
Net income (loss) attributable to AXT, Inc. per share, diluted	$0.08	$0.10	$0.09	$0.07

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

Tongmei submitted its IPO application to the Shanghai Stock Exchange in December 2021 and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei hopes to accomplish this goal in the coming months. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

The components of the change in redeemable noncontrolling interests for the years ended December 31, 2022 and 2021 are presented in the following table (in thousands):

Balance as of January 1, 2021	$47,563
Increase in redeemable noncontrolling interests due to issuance of Tongmei's common stock	1,514
Increase in redeemable noncontrolling interests due to transfer of subsidiary with noncontrolling interests	1,241
Increase in redeemable noncontrolling interests due to formation of new subsidiary with noncontrolling interests	132
Equity issuance costs incurred	(2,591)
Stock-based compensation attributable to redeemable noncontrolling interests	40
Net income attributable to redeemable noncontrolling interests	889
Effect of foreign currency translation attributable to redeemable noncontrolling interests	279
Effect of foreign currency translation on redeemable noncontrolling interests	1,318
Balance as of December 31, 2021	50,385
Investment in subsidiary with redeemable noncontrolling interest	471
Equity issuance costs incurred	(2,699)
Stock-based compensation attributable to redeemable noncontrolling interests	(36)
Net income attributable to redeemable noncontrolling interests	1,598
Effect of foreign currency translation on redeemable noncontrolling interests	(3,962)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(911)
Balance as of December 31, 2022	$44,846

Note 19. Subsequent Events

In January 2023, our consolidated subsidiary, ChaoYang ShuoMei received $0.5 million funding from ChaoYang JinMei and $0.2 million funding from one of the minority investors. As a result, noncontrolling interests increased $0.2 million and redeemable noncontrolling interests increased $36,000. ChaoYang JinMei’s ownership of ChaoYang ShuoMei remained at 75% after these equity investments.

In January 2023, Tongmei made an additional investment of $0.9 million to our equity investment entity, ChaoYang KaiMei. Concurrently, the majority shareholder made a payment of $1.1 million to ChaoYang KaiMei. Tongmei's ownership of ChaoYang KaiMei remained at 40% after these equity investments.

In January 2023, we obtained $15.7 million in new one-year bank loans with interest rates ranging from 2.35% to 4.50%. A portion of the new bank loans, $5.3 million, are collateralized by time deposits. The remaining balance of $10.4 million new loans are unsecured. We also repaid $10.8 million of existing loans in Q1 2023.

Item 16. Form 10-K Summary

Not applicable.

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2022

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of Certificate of Incorporation
3.3(3)	Certificate of Amendment to the Restated Certificate of Incorporation
3.4(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).
3.5(5)	Second Amended and Restated By Laws
3.6(6)	Amended and Restated Section 5.1 of Article V of the Second Amended and Restated Bylaws of AXT, Inc.
3.7(7)	Certificate of Amendment to By Laws
4.1	Description of Securities
10.1(8)*	Form of Indemnification Agreement for directors and officers
10.5(11)*	2007 Equity Incentive Plan (amended December 8, 2008)
10.6(12)*	Forms of agreements under the 2007 Equity Incentive Plan
10.7(13)*	Amended and Restated Employment Offer Letter between the Company and Dr. Morris S. Young dated December 4, 2012
10.8(14)*	Employment Letter Agreement between the Company and Mr. Gary L. Fischer
10.9(15)*	2015 Equity Incentive Plan
10.10(16)*	Executive Incentive Plan
10.11	Form of Capital Increase Agreement between Beijing Tongmei Xtal Technologies Co., Ltd. and certain investors
10.11(a)	Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.11 hereto
10.12	Form of First Supplemental Agreement between Beijing Tongmei Xtal Technology Co., Ltd. and certain investors
10.12(a)	Schedule identifying agreements substantially identical to the form of First Supplemental Agreement filed as Exhibit 10.12 hereto
10.13	Form of Second Supplemental Agreement between Beijing Tongmei Xtal Technology Co., Ltd. and certain investors
10.13(a)	Schedule identifying agreements substantially identical to the form of Second Supplemental Agreement filed as Exhibit 10.13 hereto
10.14	Letter of Commitment on Share Lock-up
10.15	Letter of Commitment on the Shareholding Intention and Share Reduction Intention
10.16	Letter of Commitment on Plan for Stabilizing Tongmei’s Stock Price within Three Years upon the Listing and the Restraint Measures
10.17	Letter of Commitment on Share Repurchase for Fraudulent Listing
10.18	Letter of Commitment on No False Records, Misleading Statements or Major Omissions in the Prospectus
10.19	Letter of Commitment on Filling the Diluted Spot Return
10.20	Letter of Commitment on Restraint Measures for Nonperformance of the Commitments
10.21	Letter of Commitment on Avoiding Horizontal Competition
10.22	Letter of Commitment on Regulating and Reducing Related Party Transactions

10.23	Letter of Commitment on Avoiding Illegal Guarantees
10.24	Statement and Letter of Commitment
10.25	Special Commitment Letter for Disclosure of Shareholders’ Information and Verification of Retired Personnel of CSRC
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, BPM LLP
24.1	Power of Attorney (see signature page)
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 †	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 †	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase. Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.
(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.
(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.
(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.
(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.
(8)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on October 31, 2014.
(9)	Incorporated by reference to exhibit 10.29 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(10)	Incorporated by reference to exhibit 10.30 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(11)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10-K filed with the SEC on March 31, 2009.
(12)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(13)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 4, 2012.
(14)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 12, 2014.
(15)	Incorporated by reference to appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 8, 2015.
(16)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on February 26, 2016.
(17)	Incorporated by reference to exhibit 10.1 registrant’s Form 8-K filed with the SEC on November 9, 2018.

*	Management contract or compensatory plan.

† The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of AXT, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.

By:	/s/ GARY L. FISCHER
Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Date: March 16, 2023

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

Signature	Title	Date

/s/ MORRIS S. YOUNG	Chief Executive Officer and Chairman of the Board of Directors	March 16, 2023
Morris S. Young	(Principal Executive Officer)

/s/ GARY L. FISCHER	Chief Financial Officer and Corporate Secretary	March 16, 2023
Gary L. Fischer	(Principal Financial Officer and Principal Accounting Officer)

/s/ JESSE CHEN	Lead Independent Director	March 16, 2023
Jesse Chen

/s/ DAVID C. CHANG	Director	March 16, 2023
David C. Chang

/s/ Christine Russell	Director	March 16, 2023
Christine Russell