Form 10-Q
period 2023-03-31
AXT INC
filed 2023-05-10
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2023

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2023
Common Stock, $0.001 par value	43,586,892

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$35,436	$34,948
Restricted cash	9,457	6,400
Short-term investments	7,016	9,339
Accounts receivable, net of allowances of $307 and $307 as of March 31, 2023 and December 31, 2022	21,345	29,252
Inventories	91,678	89,629
Prepaid expenses and other current assets	12,070	13,977
Total current assets	177,002	183,545
Long-term investments	1,642	2,118
Property, plant and equipment, net	162,524	161,017
Operating lease right-of-use assets	1,659	1,761
Other assets	23,796	21,631
Total assets	$366,623	$370,072
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,766	$10,084
Accrued liabilities	13,201	18,164
Bank loans	52,821	47,078
Total current liabilities	72,788	75,326
Noncurrent operating lease liabilities	1,275	1,322
Other long-term liabilities	4,222	3,678
Total liabilities	78,285	80,326
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests (Note 18)	44,920	44,846
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2023 and December 31, 2022 (Liquidation preference of $7,743 and $7,699 as of March 31, 2023 and December 31, 2022)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 43,586 and 43,554 shares issued and outstanding as of March 31, 2023 and December 31, 2022	44	44
Additional paid-in capital	236,192	235,308
Accumulated deficit	(17,507)	(14,159)
Accumulated other comprehensive loss	(2,260)	(3,118)
Total AXT, Inc. stockholders’ equity	220,001	221,607
Noncontrolling interests	23,417	23,293
Total stockholders’ equity	243,418	244,900
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$366,623	$370,072

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$19,405	$39,653
Cost of revenue	14,295	26,345
Gross profit	5,110	13,308
Operating expenses:
Selling, general and administrative	5,952	6,450
Research and development	3,595	3,159
Total operating expenses	9,547	9,609
Income (loss) from operations	(4,437)	3,699
Interest expense, net	(397)	(183)
Equity in income of unconsolidated joint ventures	1,034	1,125
Other income (expense), net	282	(9)
Income (loss) before provision for income taxes	(3,518)	4,632
Provision for income taxes	148	660
Net income (loss)	(3,666)	3,972
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	318	(807)
Net income (loss) attributable to AXT, Inc.	$(3,348)	$3,165
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.08)	$0.07
Diluted	$(0.08)	$0.07
Weighted-average number of common shares outstanding:
Basic	42,498	41,871
Diluted	42,498	42,662

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2023	2022

Net income (loss)	$(3,666)	$3,972
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain, net of tax	887	590
Change in unrealized gain (loss) on available-for-sale debt investments, net of tax	111	(172)
Total other comprehensive income, net of tax	998	418
Comprehensive income (loss) attributable to AXT, Inc.	(2,668)	4,390
Less: Comprehensive loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	178	(898)
Comprehensive income (loss) attributable to AXT, Inc.	$(2,490)	$3,492

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(3,666)	$3,972
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,118	1,983
Amortization of marketable securities premium	7	23
Stock-based compensation	915	1,088
Loss on disposal of equipment	5	24
Equity in income of unconsolidated joint ventures	(1,034)	(1,125)
Deferred tax assets	(10)	(8)
Changes in operating assets and liabilities:
Accounts receivable	7,982	(4,915)
Inventories	(1,466)	(2,586)
Prepaid expenses and other current assets	1,965	810
Other assets	(1,055)	(341)
Accounts payable	(3,351)	(2,299)
Accrued liabilities	(1,568)	(4,867)
Other long-term liabilities, including royalties	(2,376)	(665)
Net cash used in operating activities	(1,534)	(8,906)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,616)	(6,294)
Proceeds from sales and maturities of available-for-sale debt securities	2,903	—
Net cash used in investing activities	(713)	(6,294)
Cash flows from financing activities:
Proceeds from common stock options exercised	8	—
Proceeds from bank loans	18,372	10,718
Payments on bank loans	(12,810)	(2,799)
Proceeds from capital increase in subsidiary shares from noncontrolling interest	203	—
Net cash provided by financing activities	5,773	7,919
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	19	12
Net increase (decrease) in cash and cash equivalents, and restricted cash	3,545	(7,269)
Cash and cash equivalents, and restricted cash at the beginning of the year	41,348	36,763
Cash and cash equivalents, and restricted cash at the end of the period	$44,893	$29,494
Supplemental disclosure of non-cash flow information:
Conversion of related party borrowings to Additional Paid-in Capital	$—	$1,887
Investment in subsidiary shares from noncontrolling interest	$72	$410

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT,” the “Company,” “we,” “us,” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by U.S. GAAP. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and our consolidated subsidiaries for all periods presented.

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. These estimates and assumptions may change as new events occur and additional information is obtained. Actual results could differ materially from those estimates.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023.

The condensed consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of March 31, 2023 and December 31, 2022, we have five companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three months ended March 31, 2023, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

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

In April 2022, ChaoYang JinMei signed a joint venture agreement with a certain investor to fund a new company, ChaoYang ShuoMei, our consolidated subsidiary. The agreement calls for a total investment of approximately $4.4 million, of which ChaoYang JinMei will fund approximately $3.3 million for a 75 percent ownership of ChaoYang ShuoMei. In July and August 2022, ChaoYang JinMei completed the initial funding of $1.0 million in ChaoYang ShuoMei. In August 2022, the investor invested $334,000 in ChaoYang ShuoMei. As a result, noncontrolling interests increased $406,000 and redeemable noncontrolling interests increased $73,000. In January 2023, ChaoYang ShuoMei received $0.5 million in funding from ChaoYang JinMei and $0.2 million in funding from one of the minority investors. As a result, noncontrolling interests increased $0.2 million and redeemable noncontrolling interests increased $36,000. ChaoYang JinMei’s ownership of ChaoYang ShuoMei remained at 75% after these equity investments.

In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei Quartz Co., Ltd (“ChaoYang KaiMei”). The agreement called for a total investment of approximately $7.6 million, of which Tongmei would fund approximately $3.0 million for a 40 percent ownership of ChaoYang KaiMei. In July 2022, the investors completed the initial funding of approximately $2.2 million. Tongmei’s portion of the investment was approximately $0.9 million.

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

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of March 31, 2023, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the board of director positions of Tongmei. In June 2021, AXT sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5%

owned by AXT, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of March 31, 2023 and December 31, 2022, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	March 31, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash and restricted cash	$44,893	$—	$—	$44,893	$41,348	$—	$—	$41,348
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash, restricted cash and cash equivalents	44,893	—	—	44,893	41,348	—	—	41,348
Investments (available-for-sale):
Certificates of deposit [2]	6,440	—	(148)	6,292	6,440	—	(175)	6,265
Corporate bonds	2,410	—	(44)	2,366	5,320	—	(128)	5,192
Total investments	8,850	—	(192)	8,658	11,760	—	(303)	11,457
Total cash, restricted cash, cash equivalents and investments	$53,743	$—	$(192)	$53,551	$53,108	$—	$(303)	$52,805
Contractual maturities on investments:
Due within 1 year [3]	$7,170			$7,016	$9,600			$9,339
Due after 1 through 5 years [4]	1,680			1,642	2,160			2,118
	$8,850			$8,658	$11,760			$11,457
1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of March 31, 2023, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2023	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$2,113	$(47)	$4,179	$(101)	$6,292	$(148)
Corporate bonds	—	—	2,016	(44)	2,016	(44)
Total in loss position	$2,113	$(47)	$6,195	$(145)	$8,308	$(192)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2022	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of deposit	$2,118	$(42)	$4,146	$(133)	$6,264	$(175)
Corporate bonds	—	—	4,842	(128)	4,842	(128)
Total in loss position	$2,118	$(42)	$8,988	$(261)	$11,106	$(303)

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. In May 2022, Tongmei and the Bank of Beijing signed a credit facility for $3.4 million. As a condition of the credit facility we must maintain a time deposit at the Bank of Beijing as collateral, and therefore we placed time deposits of $2.9 million and $1.0 million at the Bank of Beijing in April 2022 and May 2022, respectively. In December 2022, we placed another time deposit of $2.5 million at the Bank of Beijing as collateral for a bank loan of $2.3 million received by Tongmei in January 2023. In January 2023, our consolidated subsidiary, ChaoYang LiMei, placed a time deposit of $3.0 million at the Bank of China as collateral for a bank loan of $2.9 million received by Tongmei in January 2023. The bank loans have a term of 12 months, therefore the May 2022 bank loan, the January 2023 bank loans and the time deposits are classified as short-term in our condensed consolidated balance sheets. The time deposits have been excluded from the Company’s cash and cash equivalents balance. As of March 31, 2023, $9.5 million was included in restricted cash in our condensed consolidated balance sheets.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $16.5 million and $14.6 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, there were five companies accounted for under the equity method.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of March 31, 2023 and December 31, 2022, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2023, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results. There were no changes in valuation techniques or related inputs in the three months ended March 31, 2023. There have been no transfers between fair value measurements levels during the three months ended March 31, 2023.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2023 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments:
Certificates of deposit	$6,292	$—	$6,292	$—
Corporate bonds	2,366	—	2,366	—
Total	$8,658	$—	$8,658	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three months ended March 31, 2023 and 2022, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2023	2022
Inventories:
Raw materials	$41,543	$46,476
Work in process	46,943	39,956
Finished goods	3,192	3,197
	$91,678	$89,629

As of March 31, 2023 and December 31, 2022, carrying values of inventories were net of inventory reserves of $25.9 million and $24.7 million, respectively, for excess and obsolete inventory and $50,000 and $47,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	March 31,	December 31,
	2023	2022
Property, plant and equipment:
Machinery and equipment, at cost	$64,263	$62,797
Less: accumulated depreciation and amortization	(39,596)	(38,477)
Building, at cost	119,066	118,550
Less: accumulated depreciation and amortization	(21,355)	(20,403)
Leasehold improvements, at cost	7,551	7,430
Less: accumulated depreciation and amortization	(5,721)	(5,559)
Construction in progress	38,316	36,679
	$162,524	$161,017

As of March 31, 2023, the balance of construction in progress was $38.3 million, of which $29.4 million was related to our buildings in our new Dingxing and Kazuo locations, $4.8 million was for manufacturing equipment purchases not yet placed in service and $4.1 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2022, the balance of construction in progress was $36.7 million, of which $27.2 million was for our buildings in our new Dingxing and Kazuo locations, $5.4 million was for manufacturing equipment purchases not yet placed in service and $4.1 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2023	2022
Accrued compensation and related charges	$3,039	$4,774
Preferred stock dividends payable	2,901	2,901
Advances from customers	1,115	338
Accrued product warranty	915	669
Other tax payable	774	867
Payable in connection with construction in progress	753	4,135
Accrued professional services	663	930
Accrued income taxes	447	729
Current portion of operating lease liabilities	412	485
Other personnel-related costs	291	291
Accrual for sales returns	119	112
Other accrued liabilities	1,772	1,933
	$13,201	$18,164

Note 6. Related Party Transactions

ChaoYang Tongmei purchases raw materials from one of our equity investment entities, Donghai County Dongfang High Purity Electronic Materials Co., Ltd., for production in the ordinary course of business. As of March 31, 2023 and December 31, 2022, amounts payable of $104,000 and $103,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In September 2021 and October 2021, our consolidated subsidiary, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. As of December 31, 2021, $1.9 million was included in short-term loan from noncontrolling interest in our condensed consolidated balance sheets. In December 2021 and January 2022, the same subsidiary received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in ChaoYang XinMei as an equity investment. As a result, noncontrolling interests increased $2.2 million and redeemable noncontrolling interests increased $0.2 million. Short-term loan from noncontrolling interest decreased to $0. In April 2022, Tongmei entered into the Capital Increase Agreement with minority investors to further invest $4.5 million in ChaoYang XinMei. In April 2022 and May 2022, ChaoYang XinMei received funding from Tongmei of $1.1 million and $0.8 million, respectively, as equity investments. In April 2022 and May 2022, the minority investors invested $0.7 million and $0.6 million, respectively. As a result, noncontrolling interests increased $1.4 million and redeemable noncontrolling interests increased $0.1 million. Tongmei’s ownership remained at 58.5% after these equity investments. In July 2022, Tongmei and the minority investors further invested $0.8 million and $0.6 million in ChaoYang XinMei, respectively. This completed the investment obligations under the Capital Increase Agreement. As a result, noncontrolling interests increased $610,000 and redeemable noncontrolling interests increased $57,000. Tongmei’s ownership remained at 58.5% after the July 2022 equity investment.

In September 2022, our consolidated subsidiary, ChaoYang LiMei completed the sale of land and its attached buildings to our equity investment entity, ChaoYang KaiMei, for a total consideration of $1.5 million. In January 2023, ChaoYang KaiMei paid the Company $1.5 million. As of March 31, 2023, $0 million was included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

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

As of March 31, 2023, the investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership *
Company	2023	2022	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	**85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	**85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	1,496	1,000	Consolidated	****75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	***58.5%
	$12,585	$12,089

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,876	$1,887	Equity	**46%
Beijing JiYa Semiconductor Material Co., Ltd.	6,559	6,381	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	6,007	5,094	Equity	**25%
ChaoYang KaiMei Quartz Co., Ltd.	1,665	827	Equity	*****40%
Emeishan Jia Mei High Purity Metals Co., Ltd.	439	418	Equity	25%
	$16,546	$14,607

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of March 31, 2023, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

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

An additional step in the STAR Market IPO process involved certain entity reorganizations and alignment of assets under Tongmei. In this regard, our two consolidated raw material companies, JinMei and BoYu, and its subsidiaries, were assigned to Tongmei in December 2020. This increased the number of customers and employees attributable to Tongmei as well as increased Tongmei’s consolidated revenue.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $16.5 million and $14.6 million as of March 31, 2023 and December 31, 2022, respectively. Our respective ownership interests in each of these companies are 46%, 40%, 39%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

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

In June 2022, we received a $1.3 million dividend from BoYu. In July 2022, we received a $1.5 million dividend from one of our equity investment entities, Xiaoyi XingAn Gallium Co., Ltd. (“Xiaoyi XingAn”). In August 2022, we received a $125,000 dividend from one of our equity investment entities, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”). All of these distributions were paid to the PRC companies and the minority shareholders.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity investment entities had the following summarized statements of operations information (in thousands) for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Net revenue	$7,974	$10,734
Gross profit	$2,906	$5,999
Operating income	$1,991	$4,149
Net income	$3,945	$3,698

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was an income of $1.0 million and $1.1 million, respectively, for the three months ended March 31, 2023 and 2022.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three months ended March 31, 2023 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2022	$3,532	$44	$235,308	$(14,159)	$(3,118)	$221,607	$23,293	$244,900
Common stock options exercised	—	—	8	—	—	8	—	8
Investment in subsidiary with noncontrolling interest	—	—	(36)	—	—	(36)	239	203
Investment in subsidiary with redeemable noncontrolling interest	—	—	(36)	—	—	(36)	—	(36)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	33	—	—	33	(16)	17
Stock-based compensation	—	—	717	—	—	717	—	717
Tongmei stock-based compensation	—	—	198	—	—	198	—	198
Net loss	—	—	—	(3,348)	—	(3,348)	(169)	(3,517)
Other comprehensive income	—	—	—	—	858	858	70	928
Balance as of March 31, 2023	$3,532	$44	$236,192	$(17,507)	$(2,260)	$220,001	$23,417	$243,418

Net loss and other comprehensive income attributable to redeemable noncontrolling interests were $149,000 and $70,000, respectively, for the three months ended March 31, 2023 and are not shown in the table above.

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

Net income and other comprehensive income attributable to redeemable noncontrolling interests were $418,000 and $46,000, respectively, for the three months ended March 31, 2023 and are not shown in the table above.

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.  No shares were repurchased from 2016 through 2022. During the three months ended March 31, 2023, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2023, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Cost of revenue	$105	$113
Selling, general and administrative	632	811
Research and development	178	164
Net effect on net income (loss)	$915	$1,088

As of March 31, 2023, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $0.1 million, net of estimated forfeitures of $12,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 0.6 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of March 31, 2023 and December 31, 2022 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. There were no options granted in the three months ended March 31, 2023 and 2022.

The following table summarizes the stock option transactions during the three months ended March 31, 2023 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2023	1,206	$5.09	5.08	$630
Granted	—	—
Exercised	(3)	2.30
Canceled and expired	—	—
Balance as of March 31, 2023	1,203	$5.10	4.83	$456
Options vested as of March 31, 2023 and unvested options expected to vest, net of forfeitures	1,203	$5.10	4.83	$455
Options exercisable as of March 31, 2023	1,114	$5.26	4.69	$373

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $3.98 on March 31, 2023, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2023 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2023	984	$5.55
Granted	20	$4.41
Vested	(9)	$12.26
Forfeited	(3)	$5.40
Non-vested as of March 31, 2023	992	$5.46

As of March 31, 2023, the unamortized compensation costs related to unvested restricted stock awards was approximately $4.5 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years.

At-Risk, Performance Shares

In February 2022 and March 2023, the Company issued at-risk, performance shares classified as equity awards. Expense is recognized quarterly on a straight-line method over the requisite service period, based on the probability of achieving the specified financial performance metric, with changes in expectations recognized as an adjustment to earnings in the period of change. Compensation cost is not recognized for at-risk, performance shares that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed. At-risk, performance shares are eligible to receive dividend equivalents under the Company’s 2015 Equity Incentive Plan (the “Plan”), as determined by the Board of Directors. The Company will recognize forfeitures as they occur.

The Company's at-risk, performance shares are classified as equity and contain performance and service conditions that must be satisfied for an employee to receive the shares. The financial performance metric for the at-risk, performance shares issued in February 2022 is based upon year-end 2021 actual results as compared to the Company’s year-end actual results in 2022. The financial performance metrics for the at-risk, performance shares issued in March 2023 are based upon the Company’s year-end actual results in 2023. All performance shares, if earned, are still subject to annual vesting over a four-year period, except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the year 2022 and 2023, respectively.

The fair value of the at-risk, performance shares is determined based on the closing price of the Company’s common stock on the first day after the public issuance of the Company’s earnings release for the most recent fiscal quarter, following the Compensation Committee and Board of Directors approval, which is considered the grant date.  The fair value per share of the at-risk, performance shares classified as equity awards granted in February 2022 and March 2023 was $7.83 and $3.71, respectively.

On February 17, 2021, the Compensation Committee recommended, and the Board of Directors approved, the grant to Dr. Morris Young, our Chief Executive Officer, of 113,130 at-risk, performance shares under the Plan. On February 17, 2021, the Compensation Committee approved the grant to Gary Fischer, our Chief Financial Officer and Corporate Secretary, of 38,475 at-risk, performance shares under the Plan. On March 14, 2022, the Compensation Committee met and certified the year-over-year annual revenue growth rate achieved for fiscal year 2021, expressed as a percentage, was 44%. Therefore, all of the at-risk performance shares became eligible to vest.

On February 15, 2022, the Compensation Committee recommended, and the Board of Directors approved, the grant to Dr. Morris Young of 114,320 at-risk, performance shares under the Plan. On February 15, 2022, the Compensation Committee approved the grant to Gary Fischer of 32,100 at-risk, performance shares under the Plan. On February 14, 2023, the Compensation Committee met and certified the year-over-year annual revenue growth rate achieved for fiscal year 2022, expressed as a percentage, was 2.7%. Therefore, none of the at-risk performance shares became eligible to vest.

On March 15, 2023, the Compensation Committee recommended, and the Board of Directors approved, the grant to Dr. Morris Young of 223,590 at-risk, performance shares under the Plan. On March 15, 2023, the Compensation Committee approved, the grant to Gary Fischer of 77,600 at-risk, performance shares under the Plan. If the minimum financial metric is achieved, then based upon a performance formula, a corresponding portion of the 223,590 shares issued to Dr. Young would be eligible to vest and a corresponding portion of the 77,600 shares issued to Mr. Fischer would be eligible to vest. If the target financial metric is exceeded and an additional financial metric is achieved, additional shares above the target number of shares are earned based on such performance formula and the maximum number of additional shares earned is capped at 100% of the target. If the minimum financial metric is not achieved, then these awards are forfeited based upon the pre-determined revenue metric for the year ending December 31, 2023.

A summary of the status of our unvested at-risk, performance shares as of March 31, 2023 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2023	76	$15.37
Granted	13	$3.71
Vested	—	$
Forfeited	—	$
Non-vested as of March 31, 2023	89	$13.71

*The number of shares presented is based on achieving 150% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

** The first annual vesting was reported in Q4 2021, when 25% of the at-risk performance shares became eligible subject to review and confirmation by the Compensation Committee after year-end results were certified.

As of March 31, 2023, there was $0.4 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.2 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss) attributable to AXT, Inc.	$(3,348)	$3,165
Less: Preferred stock dividends	(44)	(44)
Net income (loss) available to common stockholders	$(3,392)	$3,121
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	42,498	41,871
Effect of dilutive securities:
Common stock options	—	474
Restricted stock awards	—	317
Denominator for dilutive net income (loss) per common shares	42,498	42,662
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.08)	$0.07
Diluted	$(0.08)	$0.07

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,203	201
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,081	218

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2023 and December 31, 2022, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Note 11. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound and single element semiconductor substrates and sale of raw materials integral to these substrates. In accordance with ASC Topic 280, Segment Reporting, our chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. Since we operate in one segment, all financial segment and product line information can be found in the condensed consolidated financial statements.

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended
	March 31,
	2023	2022
Product Type:
Substrates	$13,489	$31,745
Raw Materials and Other	5,916	7,908
Total	$19,405	$39,653

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2023	2022
Geographical region:
China	$8,102	$17,480
Taiwan	2,471	6,859
Japan	1,535	2,807
Asia Pacific (excluding China, Taiwan and Japan)	1,091	1,756
Europe (primarily Germany)	3,570	6,394
North America (primarily the United States)	2,636	4,357
Total	$19,405	$39,653

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2023	2022
Long-lived assets by geographic region, net of depreciation:
North America	$273	$346
China	163,910	162,432
	$164,183	$162,778

Significant Customers

No customers represented 10% of our revenue for the three months ended March 31, 2023 and one customer, Landmark, represented 10% of our revenue for the three months ended March 31, 2022. Our top five customers, although not the same five customers for each period, represented 28% and 29% of our revenue for the three months ended March 31, 2023 and 2022, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. No customers accounted for 10% of our accounts receivable balance as of March 31, 2023, and two customers accounted for more than 10% of our accounts receivable as of December 31, 2022.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Beginning accrued product warranty	$669	$743
Accruals for warranties issued	544	556
Adjustments related to pre-existing warranties including expirations and changes in estimates	25	(113)
Cost of warranty repair	(323)	(354)
Ending accrued product warranty	$915	$832

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of March 31, 2023, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Other Income (expense), Net

Other income (expense), net for the three months ended March 31, 2023 and 2022, includes a grant of $0.5 million and $0.2 million, respectively, from a Chinese provincial government agency as an award for relocating to its province.

In addition, we incurred a foreign currency transaction exchange loss of $213,000 and $228,000 for the three months ended March 31, 2023 and 2022, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three months ended March 31, 2023 includes no interest and penalties. As of March 31, 2023, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three months ended March 31, 2023 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards except for the newly created US subsidiary, AXT-Tongmei. Which has incurred tax expense.

Under the 2017 Tax Cuts and Jobs Act (TCJA), research and experimental (“R&E”), expenditures incurred or paid for tax years beginning after December 31, 2021 will no longer be immediately deductible for tax purposes. Instead, businesses are now required to capitalize and amortize R&E expenditures over a period of five years for research conducted within the U.S. or 15 years for research conducted in a foreign jurisdiction. We capitalize the R&E expense incurred by our Delaware corporation and amortize it over five years. We also capitalize the R&E expense incurred by our China subsidiaries and amortize it over 15 years.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of March 31, 2023. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Contract liabilities	$1,115	$338
During the three months ended March 31, 2023, the Company recognized $286,000 of revenue that was included in the contract balances as of December 31, 2022.

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

Note 16. Bank Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Bank loan” in our condensed consolidated balance sheets. The following table represents bank loans as of March 31, 2023 and December 31, 2022 (in thousands, except interest rate data):

		Loan	Interest			December 31,	March 31,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2022	2023
Tongmei	Bank of China (1)	$2,108	2.7%	September-22	March-23	$2,175	$-
		3,935	4.6%	January-22	January-23	4,059	-
		1,405	4.2%	April-22	April-23	1,450	1,455
	Bank of China (5)	1,848	3.5%	January-23	January-24	-	1,848
		2,184	2.8%	March-23	March-24	-	2,184
	Bank of China (3)	2,911	3.5%	January-23	January-24	-	2,911
	Bank of Communications (2)	1,405	3.3%	January-22	January-23	1,450	-
		1,405	3.3%	January-22	January-23	1,450	-
	Bank of Communications (5)	1,450	3.3%	December-22	December-23	1,450	1,455
		1,455	3.3%	January-23	January-24	-	1,455
	China Merchants Bank (5)	4,367	3.7%	January-23	January-24	-	4,367
	Bank of Beijing (4)	3,192	4.2%	May-22	May-23	3,292	3,306
		2,290	4.2%	January-23	January-24	-	2,290
	Industrial Bank (5)	5,621	4.4%	June-22	June-23	5,798	5,823
		2,811	4.4%	September-22	September-23	2,900	2,911
	NingBo Bank (5)	1,405	4.8%	June-22	June-23	1,450	1,455
		1,405	4.8%	August-22	August-23	1,450	1,455
		1,405	4.8%	September-22	September-23	1,450	1,455
		1,406	4.5%	November-22	November-23	1,450	1,455
		2,900	4.5%	December-22	December-23	2,900	2,911
		1,382	4.5%	January-23	January-24	-	1,382
	Industrial and Commercial Bank of China (5)	5,621	3.2%	September-22	July-23	5,800	2,911
	NanJing Bank (5)	2,811	4.3%	September-22	September-23	2,899	2,911
		1,265	4.3%	November-22	November-23	1,305	1,311
BoYu	Industrial and Commercial Bank of China (6)	1,450	2.8%	December-22	December-23	1,450	1,455
	Bank of China (5)	1,204	2.4%	January-23	January-24	-	1,204
	NingBo Bank (5)	703	4.8%	September-22	March-23	725	-
		1,406	3.6%	November-22	May-23	1,450	1,455
		725	4.8%	December-22	June-23	725	728
		$728	3.6%	March-23	September-23	-	728
	Loan Balance					$47,078	$52,821

Collateral for the above bank loans and line of credit

(1)	Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing, China.
(2)	ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China.
(3)	ChaoYang LiMei time deposit.
(4)	AXT time deposit.
(5)	Not collateralized.
(6)	BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable.

Note 17. Leases

We lease certain equipment, office space, warehouse and facilities under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. The remainder relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which was scheduled to expire in 2020. Under the terms of the facility lease agreement, in May 2020, we were granted an extension to the term of the lease for an additional three years. We are in the process of negotiating a new lease at our current location. We are reasonably certain to sign a new lease for a minimum term of three years in the coming months. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. All other operating leases have a term of 12 months or less.

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

As of March 31, 2023, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2023	$413
2024	271
2025	271
2026	271
2027	271
Thereafter	427
Total minimum lease payments	1,924
Less: Interest	(237)
Present value of lease obligations	1,687
Less: Current portion, included in accrued liabilities	(412)
Long-term portion of lease obligations	$1,275

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	5.80	5.89
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$147	$147

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2023	2022
Operating lease	$129	$134
Short-term lease expense	34	36
Total	$163	$170

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

The components of the change in redeemable noncontrolling interests for the three months ended March 31, 2023 are presented in the following table (in thousands):

Balance as of January 1, 2023	$44,846
Investment in subsidiary with redeemable noncontrolling interest	36
Equity issuance costs incurred	(70)
Stock-based compensation attributable to redeemable noncontrolling interests	(17)
Net loss attributable to redeemable noncontrolling interests	(149)
Effect of foreign currency translation on redeemable noncontrolling interests	204
Effect of foreign currency translation attributable to redeemable noncontrolling interests	70
Balance as of March 31, 2023	$44,920

Note 19. Recent Accounting Pronouncements

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

Note 20. Subsequent Event

In April 2023, each of Xiaoyi XingAn and JiYa, our equity investment entities, paid to us a dividend of $1.8 million. We have no current intentions to distribute to our investors earnings under our corporate structure.

In April 2023, our consolidated subsidiary, ChaoYang XinMei received a subsidy of approximately $730,000 from the provincial government in China. The aim of the fund is to support innovation in enterprises.

In May 2023, the Company entered into an agreement to divest 15% of its equity investments in Emeishan JiaMei High Pure Materials Co., Ltd. to a third party for approximately $875,000. Upon completion of the sale, the Company’s ownership in Emeishan JiaMei High Pure Materials Co., Ltd. will be reduced to 10%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, the development and adoption of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, ramping production at our new sites, potential severance costs with respect to the relocation of our gallium arsenide production lines, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements. Additionally, statements regarding completing steps in connection with the proposed listing of shares of our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), being accepted to list shares of Tongmei on the STAR Market, the timing and completion of such listing of shares of Tongmei on the STAR Market are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this Quarterly Report on Form 10-Q. These uncertainties and factors include, but are not limited to: the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and the listing of shares of Tongmei on the STAR Market, continued open access to companies to list shares on the STAR Market, investor enthusiasm for new listings of shares on the STAR Market and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China; COVID-19 or other outbreaks of a contagious disease; the availability of COVID-19 vaccines; tariffs and other trade war issues; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Quarterly Report on Form 10-Q, including those set forth under the section entitled “Risk Factors” in Item 1A below. All forward-looking statements are based upon management’s views as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any development, event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 and the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On November 16, 2020, we announced a strategic initiative to access China’s capital markets by beginning a process to list shares of Tongmei in an initial public offering (the “IPO”) on the STAR Market, an exchange intended to support innovative companies in China. We formed and founded Tongmei in 1998 and believe Tongmei has grown into a company that will be an attractive offering on the STAR Market. To qualify for a STAR Market listing, the first major step in the process was to engage private equity firms in China (“Investors”) to invest funds in Tongmei. By December 31, 2020, Investors, which consist of 10 private equity funds, had entered into two sets of definitive transaction documents, each consisting of a capital increase agreement along with certain supplemental agreements in substantially the same form (collectively, the “Capital Investment Agreements”), with Tongmei for a total investment of approximately $48.1 million. (The currency used in the investment transactions was the Chinese renminbi, which has been converted to approximate U.S. dollars for this Quarterly Report on Form 10-Q.) The remaining investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations, these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021. In exchange for an investment of approximately $49 million, the Investors received a 7.28% redeemable noncontrolling interest in Tongmei.

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

The following organization chart depicts the consolidated structure as of March 31, 2023;

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 14% of our revenue derives from importing our wafers into the United States and we expect the volume to increase. For the three months ended March 31, 2023, we paid approximately $447,000 in tariffs. In 2022, we paid approximately $3.3 million in tariffs. The future impact of tariffs and trade wars is uncertain.

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We license to our PRC subsidiaries intellectual property and receive from our PRC subsidiaries royalty payments. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We also sell to our PRC subsidiaries capital equipment that we purchase at the request of our PRC subsidiaries and for which we are reimbursed by the applicable PRC subsidiary. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. Third, our PRC subsidiaries and PRC joint ventures have paid dividends to entities within the Company’s corporate structure. For the three months ended March 31, 2023, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $0. For the year ended December 31, 2022, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $2.9 million. For the year ended December 31, 2022, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0. All of these distributions were paid to our PRC subsidiaries and the minority shareholders. For the three months ended March 31, 2023 and the year ended December 31, 2022, no transfers, dividends, or distributions were made between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute to our investors earnings under our corporate structure. We settle amounts owed under our transfer pricing arrangements in the ordinary course of business.

The cash generated from one PRC subsidiary is not used to fund another PRC subsidiary’s operations. None of our PRC subsidiaries has ever faced difficulties or limitations on its ability to transfer cash between our subsidiaries. We have cash management policies that dictate the amount of such funding.

We are subject to a number of unique legal and operational risks associated with our corporate structure, any of which could result in a material change in our operations and/or the value of our common stock or cause the value of such securities to significantly decline or be worthless. Please carefully read the information beginning on page 53 of this Quarterly Report on Form 10-Q and included in the section entitled “Risk Factors” in Item 1A below. In particular, the following risk factors address issues associated with our corporate structure:

●	Although we are a Delaware corporation and are neither a PRC operating company nor do we conduct our operations in China through the use of VIEs, in the event we inadvertently concluded that we do not require any permissions or approvals from the CSRC or other PRC central government authorities to complete a public offering of securities in the U.S. or applicable laws, regulations, or interpretations change, we may be required to obtain such permissions or approvals to complete such a public offering of securities.
●	The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice.
●	The PRC central government may also exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our common stock.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	Joint venture raw material companies in China bring certain risks.
●	Risks exist in utilizing our new gallium arsenide manufacturing sites efficiently.
●	The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing, including intermittent mandatory shutdowns.
●	Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.
●	Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequence in China.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.
●	The terms of the private equity raised in China as a first step toward an IPO on the STAR Market grant each Investor a right of redemption if Tongmei fails to achieve its IPO.
●	We are subject to foreign exchange gains and losses that may materially impact our statement of operations.
●	Although the audit report is prepared by an independent registered public accounting firm that is currently inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.

Our independent registered public accounting firm is BPM LLP (“BPM”), which is registered with the PCAOB. The Holding Foreign Companies Accountable Act (the “HFCA Act”) requires that the PCAOB determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong because of positions taken by PRC authorities in those jurisdictions. BPM is neither headquartered in the PRC or Hong Kong nor is it subject to the determinations announced by the PCAOB. Accordingly, the Company does not expect the HFCA Act, the Accelerating Holding Foreign Companies Accountable Act and the related regulations to affect the Company and does not expect to be identified by the Securities and Exchange Commission, or SEC, under the HFCA Act. On December 15, 2022, the PCAOB vacated its 2021 determinations that the positions taken by authorities in the PRC and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. See “Although the audit report is prepared by an independent registered public accounting firm that is currently inspected fully by the PCAOB, there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB” under the section entitled “Risk Factors” in Item 1A below for further information on risks related to our foreign operations and dependence.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of March 31, 2023 and December 31, 2022, our accounts receivable, net balance was $21.3 million and $29.3 million, respectively, which was net of an allowance for doubtful accounts of $307,000 and $307,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2023 and December 31, 2022, accrued product warranties totaled $915,000 and $669,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by a customer. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2023 and December 31, 2022, we had an inventory reserve of $25.9 million and $24.7 million, respectively, for excess and obsolete inventory and $50,000 and $47,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, fundamental changes to the business prospects of the company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. There were no impairment charges during the three months ended March 31, 2023 and 2022.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of March 31, 2023, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three months ended March 31, 2023 and 2022.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

The award of performance Restricted Stock covering Shares (the “Performance Award”) will be subject to vesting requirements relating to both the recipient of the Performance Award (the “Participant”) continuously remaining a Service Provider through specified dates and achievement of specified performance-based criteria (“Performance Criteria”). Any capitalized term not defined herein will have the meaning ascribed to such term in the 2015 Equity Incentive Plan. The Performance Criteria will be measured over the Company’s fiscal year 2022 or 2023.

The financial Performance Criteria are metrics based upon prior year-end actual results as compared to the Company’s current year-end actual results with respect to the 2022 Performance Awards or based upon the current year-end actual results with respect to the 2023 Performance Awards. All performance shares, if earned, are still subject to annual vesting over a four-year period except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the entire year.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to be an ongoing pandemic. In March 2020, the President of the United States declared the COVID-19 outbreak a national emergency. For much of the three months ended March 31, 2020, our manufacturing facilities in China were operating at reduced staffing levels to limit the risk of COVID-19 exposure for our employees. The Chinese government mandates have evolved, allowing us to return to full staffing levels at all three manufacturing locations in China. We are unable to accurately predict the full impact of the COVID-19 pandemic due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the potential resurgence of the outbreak as a result of variants in countries that had previously contained the outbreak, the availability of COVID-19 vaccines and the number of people who are vaccinated, the effect of the outbreak on transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, the impact of the outbreak on our customers and additional actions that may be taken by government authorities to contain the outbreak, such as lockdowns in China that may require the temporary closure of one or more of our manufacturing facilities in China and travel restrictions between China and the U.S. that have disrupted our normal movement to and from China and impacted our efficiency. As a result of these factors, we believe that the COVID-19 pandemic has had and may continue to have a material adverse impact on our business, condensed consolidated results of operations and financial condition until the COVID-19 pandemic subsides and related public health measures are reduced or eliminated.

Results of Operations

Revenue

	Three Months Ended

	March 31,		Increase
	2023	2022	(Decrease)	% Change

Product Type:	($ in thousands)
Substrates	$13,489	$31,745	$(18,256)	(57.5)%
Raw materials and other	5,916	7,908	(1,992)	(25.2)%
Total revenue	$19,405	$39,653	$(20,248)	(51.1)%

Revenue decreased $20.2 million, or 51.1%, to $19.4 million for the three months ended March 31, 2023 from $39.7 million for the three months ended March 31, 2022. The substrate revenue decrease for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily the result of lower demand for InP wafer substrates due to softening in data center, consumer and telecommunications and GaAs wafer substrates reflecting the overall slow-down across a number of applications particularly in China. Raw materials sales decreased $2.0 million, or 25.2%, to $5.9 million for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in raw materials revenue for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily the result of a decrease in sales of pBN crucibles and decreased sales of refined gallium resulting from weaker market demand.

Revenue by Geographic Region

	March 31,		Increase
	2023	2022	(Decrease)	% Change

	($ in thousands)
China	$8,102	$17,480	$(9,378)	(53.6)%
% of total revenue	42%	44%
Taiwan	2,471	6,859	(4,388)	(64.0)%
% of total revenue	13%	17%
Japan	1,535	2,807	(1,272)	(45.3)%
% of total revenue	8%	7%
Asia Pacific (excluding China, Taiwan and Japan)	1,091	1,756	(665)	(37.9)%
% of total revenue	6%	5%
Europe (primarily Germany)	3,570	6,394	(2,824)	(44.2)%
% of total revenue	18%	16%
North America (primarily the United States)	2,636	4,357	(1,721)	(39.5)%
% of total revenue	13%	11%
Total revenue	$19,405	$39,653	$(20,248)	(51.1)%

Revenue in China decreased $9.4 million for the three months ended March 31, 2023, primarily due to lower demand for our GaAs, InP and Ge wafer substrates and refined gallium sold by one of our consolidated subsidiaries. Revenue in Taiwan decreased $4.4 million, primarily due to lower demand for our InP and GaAs wafer substrates. Revenue in Japan decreased $1.3 million primarily due to lower demand for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific decreased $0.7 million, primarily due to lower demand for our GaAs and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe decreased $2.8 million, primarily due to lower demand for our GaAs, Ge and InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in North America decreased $1.7 million, primarily due to lower demand for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries.

Gross Profit

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)	% Change

	($ in thousands)
Gross profit	$5,110	$13,308	$(8,198)	(61.6)%
Gross Profit %	26.3%	33.6%

Gross profit decreased $8.2 million, or 61.6%, to $5.1 million for the three months ended March 31, 2023 from $13.3 million for the three months ended March 31, 2022. The decrease in gross profit is the result of lower revenue across all product lines. Gross margin as a percentage of revenue decreased due to under absorbed factory overhead, partially offset by cost savings as a result of recycling InP materials.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)	% Change

	($ in thousands)
Selling, general and administrative expenses	$5,952	$6,450	$(498)	(7.7)%
% of total revenue	30.7%	16.3%

Selling, general and administrative expenses decreased $0.5 million, or 7.7%, to $6.0 million for the three months ended March 31, 2023 from $6.5 million for the three months ended March 31, 2022. The lower selling, general and administrative expenses were primarily from a decrease in personnel-related expenses and outside commissions, partially offset by an increase in professional services.

Research and Development

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)	% Change

	($ in thousands)
Research and development	$3,595	$3,159	$436	13.8%
% of total revenue	18.5%	8.0%

Research and development expenses increased $0.4 million, or 13.8%, to $3.6 million for the three months ended March 31, 2023 from $3.2 million for the three months ended March 31, 2022. The increase in research and development expenses for the three months ended March 31, 2023 was primarily due to development expenses for 8-inch GaAs and 6-inch InP wafer substrates and development of new features for certain of our GaAs and InP wafer substrates.

Interest Expense, Net

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)	% Change

	($ in thousands)
Interest expense, net	$397	$183	$214	116.9%
% of total revenue	2.0%	0.5%

Interest expense, net increased $214,000 to $397,000 for the three months ended March 31, 2023 from $183,000 for the three months ended March 31, 2022. Interest expense, net increased primarily due to increased debt during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Equity in Income of Unconsolidated Joint Ventures

	Three Months Ended
	March 31,		Equity in Income
	2023	2022	Change	% Change

	($ in thousands)
Equity in income of unconsolidated joint ventures	$1,034	$1,125	$(91)	(8.1)%
% of total revenue	5.3%	2.8%

The equity in income of unconsolidated joint venture companies was income of $1.0 million for the three months ended March 31, 2023 as compared to income of $1.1 million for the three months ended March 31, 2022. The decrease in income of $91,000 is primarily due to lower sales volume at two raw gallium companies.

Other Income (expense), Net

	Three Months Ended
	March 31,		Other Income (Expense)
	2023	2022	Change	% Change

	($ in thousands)
Other income (expense), net	$282	$(9)	$291	3,233.3%
% of total revenue	1.5%	(0.0)%

Other income (expense), net increased $291,000 to an income of $282,000 for the three months ended March 31, 2023 from an expense of $9,000 for the three months ended March 31, 2022. Other income (expense), net increased primarily due to compensation received from the China government by one of our consolidated subsidiaries for establishing its facilities in Kazuo.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)	% Change

	($ in thousands)
Provision for income taxes	$148	$660	$(512)	(77.6)%
% of total revenue	0.8%	1.7%

Provision for income taxes decreased $512,000, or 77.6%, to $148,000 for the three months ended March 31, 2023 as compared to $660,000 for the three months ended March 31, 2022. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards except for the U.S. subsidiary, AXT-Tongmei. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Under the 2017 Tax Cuts and Jobs Act (TCJA), research and experimental (“R&E”) expenditures incurred or paid for tax years beginning after December 31, 2021 will no longer be immediately deductible for tax purposes. Instead, businesses are now required to capitalize and amortize R&E expenditures over a period of five years for research conducted within the U.S. or 15 years for research conducted in a foreign jurisdiction. We capitalize the R&E expense for our Delaware corporation and amortize it over five years. We also capitalize the R&E expense in our China subsidiaries and amortize it over 15 years.

On August 16, 2022, President Biden signed the Inflation Reduction Act (“the Inflation Reduction Act”) into law finalizing a legislation intended to address inflation by paying down the national debt, lower consumer energy costs, providing incentives for the production of clean energy, and reducing healthcare costs. The Inflation Reduction Act imposes 1% exercise tax on stock buy backs and 15% minimum tax on corporations with over $1 billion in profit. The Inflation Reduction Act has no impact on the Company, since the Company has no plan to buy back additional shares of its common stock and the Company’s profit is not over $1 billion.

Net Income (loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Net (income) loss attributable to
			noncontrolling interests and
	March 31,		redeemable noncontrolling interests
	2023	2022	Change	% Change

	($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$318	$(807)	$1,125	139.4%
% of total revenue	1.6%	(2.0)%

Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests decreased $1.1 million or 139.4% to a loss of $318,000 for the three months ended March 31, 2023, from income of $807,000 for the three months ended March 31, 2022, primarily due to lower profitability from our consolidated joint venture companies in China as sales decreased due to a reduction in raw materials sales.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of March 31, 2023, our principal source of liquidity was $53.6 million, which consisted of cash, restricted cash and cash equivalents of $44.9 million and investments of $8.7 million. In the three months ended March 31, 2023, cash, restricted cash and cash equivalents increased by $3.5 million and investments decreased by $2.8 million. The increase in cash, restricted cash and cash equivalents of $3.5 million in the three months ended March 31, 2023 was primarily due to net cash provided by financing activities of $5.8 million and the effect of exchange rate changes of $19,000, partially offset by net cash used in operating activities of $1.5 million and net cash used in investing activities of $0.7 million. As of March 31, 2023, we and our consolidated joint ventures in China held approximately $40.4 million in cash and investments in foreign bank accounts.

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

Net cash used in operating activities of $1.5 million for the three months ended March 31, 2023 was primarily comprised of a net loss before income attributable to noncontrolling interest and redeemable noncontrolling interests of $3.7 million, income from equity method investments of $1.0 million, partially offset by the adjustment for non-cash items of depreciation and amortization of $2.1 million, stock-based compensation of $0.9 million and a net change of $0.1 million in operating assets and liabilities.

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

Net cash used in investing activities of $0.7 million for the three months ended March 31, 2023 was primarily from the purchase of property, plant and equipment of $3.6 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $2.9 million.

Net cash used in investing activities of $6.3 million for the three months ended March 31, 2022 was from the purchase of property, plant and equipment of $6.3 million.

Net cash provided by financing activities was $5.8 million for the three months ended March 31, 2023, which consisted of proceeds from short-term loans of $18.4 million, capital increase in subsidiary shares from noncontrolling interest of $0.2 million and common stock option exercised of $8,000, partially offset by repayment of short-term loan of $12.8 million.

Net cash provided by financing activities was $7.9 million for the three months ended March 31, 2022, which consisted of proceeds from short-term loan of $10.7 million, partially offset by repayment of short-term loan of $2.8 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the three months ended March 31, 2023, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2023, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

For the three months ended March 31, 2023 and 2022, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $0 and $0, respectively. For the three months ended March 31, 2023 and 2022, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $0, respectively. For the three months ended March 31, 2023, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Bank loan” in our condensed consolidated balance sheets. The following table represents bank loans as of March 31, 2023 and December 31, 2022 (in thousands, except interest rate data):

		Loan	Interest			December 31,	March 31,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2022	2023
Tongmei	Bank of China (1)	$2,108	2.7%	September-22	March-23	$2,175	$-
		3,935	4.6%	January-22	January-23	4,059	-
		1,405	4.2%	April-22	April-23	1,450	1,455
	Bank of China (5)	1,848	3.5%	January-23	January-24	-	1,848
		2,184	2.8%	March-23	March-24	-	2,184
	Bank of China (3)	2,911	3.5%	January-23	January-24	-	2,911
	Bank of Communications (2)	1,405	3.3%	January-22	January-23	1,450	-
		1,405	3.3%	January-22	January-23	1,450	-
	Bank of Communications (5)	1,450	3.3%	December-22	December-23	1,450	1,455
		1,455	3.3%	January-23	January-24	-	1,455
	China Merchants Bank (5)	4,367	3.7%	January-23	January-24	-	4,367
	Bank of Beijing (4)	3,192	4.2%	May-22	May-23	3,292	3,306
		2,290	4.2%	January-23	January-24	-	2,290
	Industrial Bank (5)	5,621	4.4%	June-22	June-23	5,798	5,823
		2,811	4.4%	September-22	September-23	2,900	2,911
	NingBo Bank (5)	1,405	4.8%	June-22	June-23	1,450	1,455
		1,405	4.8%	August-22	August-23	1,450	1,455
		1,405	4.8%	September-22	September-23	1,450	1,455
		1,406	4.5%	November-22	November-23	1,450	1,455
		2,900	4.5%	December-22	December-23	2,900	2,911
		1,382	4.5%	January-23	January-24	-	1,382
	Industrial and Commercial Bank of China (5)	5,621	3.2%	September-22	July-23	5,800	2,911
	NanJing Bank (5)	2,811	4.3%	September-22	September-23	2,899	2,911
		1,265	4.3%	November-22	November-23	1,305	1,311
BoYu	Industrial and Commercial Bank of China (6)	1,450	2.8%	December-22	December-23	1,450	1,455
	Bank of China (5)	1,204	2.4%	January-23	January-24	-	1,204
	NingBo Bank (5)	703	4.8%	September-22	March-23	725	-
		1,406	3.6%	November-22	May-23	1,450	1,455
		725	4.8%	December-22	June-23	725	728
		$728	3.6%	March-23	September-23	-	728
	Loan Balance					$47,078	$52,821

Collateral for the above bank loans and line of credit

(1)	Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing, China.
(2)	ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China.
(3)	ChaoYang LiMei time deposit.
(4)	AXT time deposit.
(5)	Not collateralized.
(6)	BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable.

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

Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under the section entitled “Risk Factors” in Item 1A below.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of March 31, 2023 and December 31, 2022, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash, cash equivalents and restricted cash earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	March 31,	Interest	Interest	Decline	Increase
Instrument	2023	Rate	Income	Income	Income
Cash, cash equivalents and restricted cash	$44,893	0.42%	$189	$170	$208
Investments in marketable debt securities	8,658	1.35%	117	105	129
			$306	$275	$337

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. No customers accounted for 10% of our accounts receivable balance as of March 31, 2023 and two customers accounted for more than 10% of our accounts receivable as of December 31, 2022.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2023 and December 31, 2022, we did not maintain any direct investments under the cost method.  Our minority investments under the equity method as of March 31, 2023 and December 31, 2022 totaled $16.5 million and $14.6 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined under Securities Exchange Act Rules 13a-15(e) and 15d-15(e) were effective at the reasonable assurance level to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Item 1A. Risk Factors

For ease of reference, we have divided these risks and uncertainties into the following general categories:

I.	Summary Risk Factors;
II.	Risks Related to Our Business and Operations;
III.	Risks Related to International Aspects of Our Business;
IV.	Risks Related to Our Financial Results and Capital Structure;
V.	Risks Related to Our Intellectual Property; and
VI.	Risks Related to Compliance, Environmental Regulations and Other Legal Matters.
I.	Summary Risk Factors
●	We are subject to a number of unique legal and operational risks associated with our corporate structure.
●	The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice.
●	Although the audit report is prepared by an independent registered public accounting firm that is currently inspected fully by the PCAOB, there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.
●	Our NASDAQ stock price is volatile and our stock price could decline. Unpredictable fluctuations in our operating results, changes and events in our end markets and global trends cause volatility in our stock price.
●	COVID-19 or other contagious diseases may affect our business operations and financial performance. Lack of supply of vaccines and resistance by some to be vaccinated could prolong COVID-19.
●	Global economic and political conditions, including trade tariffs and restrictions from China, may have a negative impact on our business and financial results.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing, including intermittent mandatory shutdowns. Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.
●	Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequence in China.
●	Our gross margin has fluctuated historically and may decline or increase due to several factors. Factors such as product mix, unit volume, yields and other manufacturing efficiencies can cause our gross margin to decrease or increase from quarter to quarter.

●	The proposed Tongmei IPO on the STAR Market in China could fail to be completed. This could result in investor disappointment and in failure to secure sufficient capital needed to take advantage of market opportunities for our products. Our stock price could decline.
●	The terms of the private equity raised by Tongmei in China grant each investor a right of redemption if the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the CSRC or Tongmei cancels the IPO application. This could result in disgorging the cash that we raised from the Investors.
●	Defects in our products could diminish demand for our products. Our ability to receive orders from tier one customers is contingent on producing wafer substrates of very high quality and deploying best practices in manufacturing. We may not always be able to meet these requirements and we could then lose revenue.
●	Difficulties in accurately estimating market demand could result in over-investing in equipment and capacity expansion or losing market share if we do not invest sufficiently.
●	Attracting and retaining tier one customers requires that we succeed in our research and development programs. Customers establish difficult to meet product specifications regarding defect densities, surface flatness diameter size and other specifications pushing the boundaries of material science. We may not achieve these specifications.
●	We are subject to foreign exchange gains and losses that materially impact our condensed consolidated statements of operations. Because we are a global company we are exposed to changes and swings in foreign exchange, particularly when currencies experience periods of volatility.
●	Joint venture raw material companies in China bring certain risks.
●	Risks exist in utilizing our new gallium arsenide manufacturing sites efficiently.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

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

Our raw material companies experience selling price volatility and purchase price volatility in acquiring base materials. We consolidate the results of two of these raw material companies, and any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past sold, and may in the future sell, raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In addition, at some points in the last three years, the market price of gallium dropped below our per unit inventory cost and we incurred an inventory write down under the lower of cost or net realizable value accounting rules.

Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns, including as a result of the COVID-19 pandemic. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In the second quarter of 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown, which could have required our manufacturing facilities in Beijing to close temporarily. Although some apartment complexes were locked down there was no city-wide lockdown. In December 2022, the PRC government ended its zero-COVID policy. Further, we have increased capacity by adding two new sites and this could reduce our utilization rate and increase our depreciation charges. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended March 31, 2023, our revenue dropped to $19.4 million and our gross margin was only 26.3%.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 12% of our revenue derives from importing our wafers into the United States. In the first quarter of 2023 we paid approximately $447,000 in tariffs. In the years ended December 31, 2022, 2021 and 2020 we paid approximately $3.3 million, $1.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

The economic and political conditions between China and the United States, in our view, create an unstable business environment. The United States has restricted access by certain Chinese technology companies to items produced domestically and abroad from U.S. technology and software, which may impact our ability to grow our revenue. Trade restrictions against China have resulted in a greater determination within China to be self-sufficient and produce more goods domestically. Government agencies in China may be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies. These factors could negatively impact our sales in China.

Our operations and financial results depend on worldwide economic and political conditions and their impact on levels of business spending, which has deteriorated significantly in many countries and regions. Uncertainties in the political, financial and credit markets and U.S. financial system may cause our customers to postpone deliveries. The COVID-19 virus is an additional cause of uncertainty. Additionally, U.S. bank failures in 2023 may affect our customers. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates. Because the end users of our products are primarily large companies whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. For example, global business conditions deteriorated in the second half of 2022. In the second quarter of 2022, our revenue totaled $39.5 million. In the fourth quarter of 2022, our revenue declined to $26.8 million and in the first quarter of 2023, our revenue further declined to $19.4 million. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

If demand for the end-user applications for which our products are used decreases, or if manufacturers downstream in our supply chain are unable to develop, market and sell their products, demand for our products will decrease. For example, during 2019 widespread political and economic instability and trade war concerns resulted in a general slowdown and our revenue decreased significantly. Additionally, in the second half of 2016, manufacturers producing and selling passive optical network devices known as EPONs and GPONs experienced a slowdown in demand resulting in surplus inventory on hand. The slowdown persisted until late in 2017. This resulted in a slowdown of sales of our InP substrates used in the PON market. More recently, global business conditions deteriorated in the second half of 2022. In the second quarter of 2022, our revenue totaled $39.5 million. In the fourth quarter of 2022 our revenue declined to $26.8 million and in the first quarter of 2023, our revenue further declined to $19.4 million. We expect similar cycles of strong demand followed by lower demand will occur for various InP, GaAs or Ge substrates in the future.

Our revenue, gross margins and profitability can be hurt if the average sales price of the various raw materials in our partially owned companies decreases.

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, when the average selling prices for the raw materials produced decline, this results in a negative impact on our revenue, gross margin and profitability. For example, the average selling prices for 4N gallium and for germanium were driven down by oversupply in the past, and negatively impacted our financial results. In 2022 and 2021, the companies accounted for under the equity method of accounting contributed a gain of $6.0 million and $4.4 million, respectively, to our condensed consolidated financial statements. However, in 2019, the companies accounted for under the equity method of accounting contributed a loss of $1.9 million to our condensed consolidated financial statements. Further, in several quarters over the past three years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we had a 25% ownership interest, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our raw material companies cannot reduce their production costs, then the reduced average selling prices of the raw materials will have a continuing adverse impact on our revenue, gross margins and net profit.

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

The China central government has become increasingly concerned about environmental hazards. Air pollution has been a problem in Beijing and other parts of China. In days of severe air pollution, the government has ordered manufacturing companies to stop all production. The central government is also tightening control over hazardous chemicals and other hazardous elements such as arsenic, which is produced by two of our raw material companies. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations, but there may not be actual violations. Regular use in the normal course of business of hazardous chemicals or hazardous elements or a company’s failure to meet the ever-tightening standards for control of hazardous chemicals or hazardous elements could result in orders to shut down permanently, fines or other severe measures. Any such orders directed at one of our raw material companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines or operating losses, which would have a material adverse effect on our financial results. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we had a 25% ownership interest, writing down our investment to zero value.

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

We have made direct investments or investments through our subsidiaries in raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have significant influence over every one of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment which would have a negative impact on our results of operations. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially owned suppliers, writing down our investment to zero value. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we had a 25% ownership interest, writing down our investment to zero value. A significant decline in the selling prices of raw materials began in 2015 and weakened some of these companies and their losses negatively impacted our financial results for several years. Further, the increasing concern and restrictions in China of hazardous chemicals and other hazardous elements could result in orders to shut down permanently, fines or other severe measures. Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines, or operating losses, which would have a material adverse effect on our financial results.

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

Some of our customers may be undercapitalized and cope with cash flow issues. The U.S. bank failures in 2023 may affect our customers. Because of competitive market conditions, we may grant our customers extended payment terms when selling products to them. Subsequent to our fulfilling an order, some customers have been unable to make payments when due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. We observed an increase in our accounts receivable in the first quarter of 2020 and believe this has resulted from work stoppages, shelter-in-place orders and general cautiousness due to the COVID-19 pandemic. In the past we, have had some customers file for bankruptcy. If our customers do not pay amounts owed to us then we will incur charges that would reduce our earnings.

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

We must manage our inventory of raw materials, work in process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and improving gross margins. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, we may experience shortages of certain key materials. Alternatively, a sudden decline in demand could result in holding too much inventory which occurred in the second half of 2022. Some of our products and supplies have in the past and may in the future become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. This would result in charges that reduce our gross profit and gross margin. Furthermore, if market prices drop below the prices at which we value inventory, we would need to take a charge for a reduction in inventory values in accordance with the lower of cost or net realizable value valuation rule. We have in the past had to take inventory valuation and impairment charges. Any future unexpected changes in demand or increases in costs of production that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, would adversely affect our results of operations.

The effect of terrorist threats and actions on the general economy could decrease our revenue.

Countries such as the United States and China continue to be on alert for terrorist activity. The potential near and long-term impact terrorist activities may have in regards to our suppliers, customers and markets for our products and the economy is uncertain. There may be embargos of ports or products, or destruction of shipments or our facilities, or attacks that affect our personnel. There may be other potentially adverse effects on our operating results due to significant events that we cannot foresee. Since we perform all of our manufacturing operations in China, terrorist activity or threats against U.S. owned enterprises are a particular concern to us.

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

All of our wafer substrates are manufactured in China and in the years 2022, 2021 and 2020, approximately 14%, 10% and 10% of our revenue were generated by sales to customers in North America, primarily in the U.S, respectively. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the first quarter of 2023 we paid approximately $447,000 in tariffs. In the years 2022, 2021 and 2020, we paid approximately $3.3 million, $1.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

The economic and political conditions between China and the United States, in our view, create an unstable business environment. The United States government has restricted access by certain Chinese technology companies to items produced domestically and abroad from U.S. technology and software, which may impact our ability to maintain or grow our revenue. Trade restrictions against China have resulted in a greater determination within China to be self-sufficient and produce more goods domestically. Government agencies in China may be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies. These factors have resulted in lower revenue from sales of our wafer substrates in China. Further, the continued threats of tariffs and other trade restrictions could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales.

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

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic and political conditions or low or negative growth in China, Europe or the United States, along with volatility in the financial markets and U.S. financial system, increasing national debt and fiscal concerns in various regions and the adoption and availability of fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. In addition, tariffs, trade restrictions, trade wars, high levels of inflation, rising interest rates, the Russian invasion of Ukraine, Brexit, heightened tensions between the U.S. and China, and U.S. bank failures in 2023, among other factors, are creating an unstable environment and can disrupt or restrict commerce. Although we remain well-capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets. Volatility in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

Approximately 88% of our revenue is from international sales. We expect that sales to customers outside the United States, particularly sales to customers in Japan, Taiwan, Europe and China, will continue to represent a significant portion of our revenue. Therefore, our revenue growth depends significantly on the expansion of our international sales and operations.

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

We are subject to foreign exchange gains and losses that materially impact our condensed consolidated statements of operations.

We are subject to foreign exchange gains and losses that may materially impact our condensed consolidated statements of operations. For example, in 2022, we incurred a foreign exchange gain of $1.6 million and in 2021 and 2020 we incurred foreign exchange losses of $434,000 and $411,000, respectively.

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

Since our consolidated subsidiaries and all of our joint venture raw material companies reside in China, their activities could subject us to a number of risks associated with conducting operations internationally, including:

●	unexpected changes in regulatory requirements that may limit our ability to manufacture, export the products of these companies or sell into particular jurisdictions, or impose multiple conflicting tax laws and regulations;
●	the imposition of tariffs, trade barriers and duties;
●	difficulties in managing geographically disparate operations;

●	difficulties in enforcing agreements through non-U.S. legal systems;
●	political and economic instability, civil unrest or war;
●	terrorist activities that impact international commerce;
●	difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;
●	new or changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment;
●	new or changing PRC regulations and policies regarding data security and oversight by the CAC of our consolidated subsidiaries and all of our joint venture raw material companies; and
●	nationalization of foreign-owned assets, including intellectual property.

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

We provide public guidance on our expected operating and financial results. Although we believe that this guidance provides our stockholders, investors and analysts with a better understanding of our expectations for the future, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Our actual results may not meet the guidance we have provided. If our operating or financial results do not meet our guidance or the expectations of investment analysts, our stock price may decline.

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

Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or change of control, or changes in our management, which could adversely affect the market price of our common stock. The following are some examples of these provisions:

●	the division of our Board of Directors into three separate classes, each with three-year terms;
●	the right of our Board of Directors to elect a director to fill a space created by a board vacancy or the expansion of the board;
●	the ability of our Board of Directors to alter our amended and restated bylaws; and
●	the requirement that only our Board of Directors or the holders of at least 10% of our outstanding shares may call a special meeting of our stockholders.

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

As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $31.9 million. We have net operating loss carryforwards of approximately $21,000, primarily in the state of California, as of December 31, 2022. We do not expect to utilize the loss carryforwards in the next several years unless Tongmei pays a dividend. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We might have undergone prior ownership changes, and we may undergo ownership changes in the future, which may result in limitations on our net operating loss carryforwards and other tax attributes. Any such limitations on our ability to use our net operating loss carryforwards and other tax attributes could adversely impact our business, financial condition and results of operations.

V.         Risks Related to Our Intellectual Property

Intellectual property infringement claims may be costly to resolve and could divert management attention.

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors that in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. We may incur expenses to defend ourselves against such claims or enter into cross license agreements that require us to pay royalty payments to resolve such claims. For example, in 2020, we and a competitor entered into a cross license and covenant agreement, which has a term that began on January 1, 2020 and expires on December 31, 2029. We have in the past been involved in lawsuits alleging patent infringement, and could in the future be involved in similar litigation.

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

AXT, INC.

Dated: May 10, 2023	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)