Form 10-Q
period 2023-06-30
AXT INC
filed 2023-08-09
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2023

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2023
Common Stock, $0.001 par value	43,656,861

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$30,092	$34,948
Restricted cash	10,794	6,400
Short-term investments	7,088	9,339
Accounts receivable, net of allowances of $291 and $307 as of June 30, 2023 and December 31, 2022	19,857	29,252
Inventories	87,063	89,629
Prepaid expenses and other current assets	10,576	13,977
Total current assets	165,470	183,545
Long-term investments	1,641	2,118
Property, plant and equipment, net	158,672	161,017
Operating lease right-of-use assets	1,473	1,761
Other assets	18,946	21,631
Total assets	$346,202	$370,072
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,692	$10,084
Accrued liabilities	16,949	18,164
Bank loans	45,622	47,078
Total current liabilities	67,263	75,326
Noncurrent operating lease liabilities	1,157	1,322
Other long-term liabilities	3,398	3,678
Total liabilities	71,818	80,326
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests (Note 18)	41,393	44,846
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2023 and December 31, 2022 (Liquidation preference of $7,787 and $7,699 as of June 30, 2023 and December 31, 2022)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 43,657 and 43,554 shares issued and outstanding as of June 30, 2023 and December 31, 2022	44	44
Additional paid-in capital	236,988	235,308
Accumulated deficit	(22,596)	(14,159)
Accumulated other comprehensive loss	(8,175)	(3,118)
Total AXT, Inc. stockholders’ equity	209,793	221,607
Noncontrolling interests	23,198	23,293
Total stockholders’ equity	232,991	244,900
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$346,202	$370,072

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$18,595	$39,487	$38,000	$79,140
Cost of revenue	16,880	24,052	31,175	50,397
Gross profit	1,715	15,435	6,825	28,743
Operating expenses:
Selling, general and administrative	5,820	6,693	11,772	13,143
Research and development	2,740	3,453	6,335	6,612
Total operating expenses	8,560	10,146	18,107	19,755
Income (loss) from operations	(6,845)	5,289	(11,282)	8,988
Interest expense, net	(365)	(188)	(762)	(371)
Equity in income of unconsolidated joint ventures	941	2,177	1,975	3,302
Other income, net	777	294	1,059	285
Income (loss) before provision (benefit) for income taxes	(5,492)	7,572	(9,010)	12,204
Provision (benefit) for income taxes	(139)	1,027	9	1,687
Net income (loss)	(5,353)	6,545	(9,019)	10,517
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	264	(999)	582	(1,806)
Net income (loss) attributable to AXT, Inc.	$(5,089)	$5,546	$(8,437)	$8,711
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.12)	$0.13	$(0.20)	$0.21
Diluted	$(0.12)	$0.13	$(0.20)	$0.20
Weighted-average number of common shares outstanding:
Basic	42,586	42,001	42,542	41,935
Diluted	42,586	42,511	42,542	42,586

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income (loss)	$(5,353)	$6,545	$(9,019)	$10,517
Other comprehensive loss, net of tax:
Change in foreign currency translation loss, net of tax	(7,245)	(7,063)	(6,358)	(6,473)
Change in unrealized gain (loss) on available-for-sale debt investments, net of tax	77	(73)	188	(244)
Total other comprehensive loss, net of tax	(7,168)	(7,136)	(6,170)	(6,717)
Comprehensive income (loss) attributable to AXT, Inc.	(12,521)	(591)	(15,189)	3,800
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,517	145	1,695	(753)
Comprehensive income (loss) attributable to AXT, Inc.	$(11,004)	$(446)	$(13,494)	$3,047

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(9,019)	$10,517
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,243	3,995
Amortization of marketable securities premium	14	39
Stock-based compensation	1,827	2,225
Loss on disposal of equipment	4	58
Return of equity method investments (dividends)	3,666	—
Equity in income of unconsolidated joint ventures	(1,975)	(3,302)
Deferred tax assets	110	61
Changes in operating assets and liabilities:
Accounts receivable	8,741	(4,938)
Inventories	(1,223)	(15,589)
Prepaid expenses and other current assets	2,944	4,821
Other assets	(597)	(746)
Accounts payable	(5,192)	8,823
Accrued liabilities	(1,605)	(2,677)
Other long-term liabilities	828	2,250
Net cash provided by operating activities	2,766	5,537
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,792)	(20,854)
Proceeds from sales and maturities of available-for-sale debt securities	2,903	2,480
Proceeds from sales of equity securities - 15% Jia Mei	827	—
Net cash used in investing activities	(3,062)	(18,374)
Cash flows from financing activities:
Proceeds from common stock options exercised	10	146
Proceeds from bank loans	28,803	23,380
Payments on bank loans	(27,653)	(2,799)
Proceeds from capital increase in subsidiary shares from noncontrolling interests	509	1,313
Net cash provided by financing activities	1,669	22,040
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1,835)	(1,023)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(462)	8,180
Cash and cash equivalents, and restricted cash at the beginning of the year	41,348	36,763
Cash and cash equivalents, and restricted cash at the end of the period	$40,886	$44,943
Supplemental disclosure of non-cash flow information:
Conversion of related party borrowings to Additional Paid-in Capital	$—	$1,887
Investment in subsidiary shares from noncontrolling interest	$221	$678
Bank loan proceeds paid directly to a third-party vendor, included in accounts payable	$—	$1,177
Consideration payable in connection with construction in progress, included in accrued liabilities	$3,926	$587

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 filed with the SEC on May 10, 2023.

The condensed consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of June 30, 2023 and December 31, 2022, we have four and five companies, respectively, accounted for by the equity method. In May 2023, we sold 15% of our equity investment in Emeishan Jia Mei High Purity Metals Co., Ltd. (“Jia Mei”) to a third party. We now own 10% of Jia Mei and no longer have significant influence over its operations and financial policies. As of May 2023, we no longer report Jia Mei as an equity investment in our condensed consolidated balance sheet. Our Jia Mei investment was re-measured to fair value at the time of sale. Any future changes to the fair value are recognized through net income (“fair value method”). For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three and six months ended June 30, 2023, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

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

In April 2022, ChaoYang JinMei signed a joint venture agreement with a certain investor to fund a new company, ChaoYang ShuoMei, our consolidated subsidiary. The agreement calls for a total investment of approximately $4.4 million, of which ChaoYang JinMei will fund approximately $3.3 million for a 75 percent ownership of ChaoYang ShuoMei. In July and August 2022, ChaoYang JinMei completed the initial funding of $1.0 million in ChaoYang ShuoMei. In August 2022, the investor invested $334,000 in ChaoYang ShuoMei. As a result, noncontrolling interests increased $406,000 and redeemable noncontrolling interests increased $73,000. In January 2023, ChaoYang ShuoMei received $0.5 million in funding from ChaoYang JinMei and $0.2 million in funding from one of the minority investors. As a result, noncontrolling interests increased $0.2 million and redeemable noncontrolling interests increased $36,000. ChaoYang JinMei’s ownership of ChaoYang ShuoMei remained at 75% after these equity investments. In May 2023, ChaoYang ShuoMei received $1.0 million in funding from ChaoYang JinMei and $0.3 million in funding from one of the minority investors. As a result, noncontrolling interests increased $0.4 million and redeemable noncontrolling interests increased $75,000. ChaoYang JinMei’s ownership of ChaoYang ShuoMei remained at 75% after these equity investments.

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

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of

Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of June 30, 2023, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the board of director positions of Tongmei. In June 2021, AXT sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5% owned by AXT, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of June 30, 2023 and December 31, 2022, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	June 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash and restricted cash	$40,886	$—	$—	$40,886	$41,348	$—	$—	$41,348
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash, restricted cash and cash equivalents	40,886	—	—	40,886	41,348	—	—	41,348
Investments (available-for-sale):
Certificates of deposit [2]	6,440	—	(100)	6,340	6,440	—	(175)	6,265
Corporate bonds	2,404	—	(15)	2,389	5,320	—	(128)	5,192
Total investments	8,844	—	(115)	8,729	11,760	—	(303)	11,457
Total cash, restricted cash, cash equivalents and investments	$49,730	$—	$(115)	$49,615	$53,108	$—	$(303)	$52,805
Contractual maturities on investments:
Due within 1 year [3]	$7,164			$7,088	$9,600			$9,339
Due after 1 through 5 years [4]	1,680			1,641	2,160			2,118
	$8,844			$8,729	$11,760			$11,457
1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of June 30, 2023, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2023	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$2,114	$(46)	$4,226	$(54)	$6,340	$(100)
Corporate bonds		—	2,039	(15)	2,039	(15)
Total in loss position	$2,114	$(46)	$6,265	$(69)	$8,379	$(115)

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

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. In May 2022, Tongmei and the Bank of Beijing signed a credit facility for $3.4 million. As a condition of the credit facility we must maintain a time deposit at the Bank of Beijing as collateral, and therefore we placed time deposits of $2.9 million and $1.0 million at the Bank of Beijing in April 2022 and May 2022, respectively. In December 2022, we placed another time deposit of $2.5 million at the Bank of Beijing as collateral for a bank loan of $2.3 million received by Tongmei in January 2023. In January 2023, our consolidated subsidiary, ChaoYang LiMei, placed a time deposit of $3.0 million at the Bank of China as collateral for a bank loan of $2.9 million received by Tongmei in January 2023. When the May 2022 bank loan under the credit facility matured, we utilized the same time deposit of $3.9 million as collateral for a new bank loan of $3.5 million from the Bank of Beijing in June 2023. Furthermore, during June 2023, we placed another time deposit of $1.5 million at the Bank of Beijing as collateral for a bank loan of $1.4 million received by Tongmei. Each of the bank loans has a term of 12 months. Therefore, the January 2023 bank loans and June 2023 bank loans, along with the respective time deposits, are classified as short-term investments in our condensed consolidated balance sheets. The time deposits have been excluded from the Company’s cash and cash equivalents balance. As of June 30, 2023, $10.8 million was included in restricted cash in our condensed consolidated balance sheets.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $11.8 million and $14.6 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, there were four companies accounted for under the equity method. One of our equity investments, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), determined one of their equity investments was fully impaired and wrote the asset balance down to zero. This resulted in a $754,000 impairment charge in our second quarter 2023 financial results. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three and six months ended June 30, 2023 and 2022.

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to a third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, we adopted the fair value method of accounting to report Jia Mei’s financial statements. Our investments under the fair value method are reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of June 30, 2023, our investments in this unconsolidated company had a carrying value of $551,000 and were included in “Other assets” in the condensed consolidated balance sheets. As a result of the share sale, we recognized a gain of $575,000. Additionally, in accordance with ASC 321-10-35-2, we adjusted the investment in Jia Mei to its fair value at the time of electing the fair value method, which resulted in a gain of $383,000. The gain resulting from the sale and the subsequent remeasurement was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the condensed consolidated statements of operations for the three months ended June 30, 2023.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of June 30, 2023 and December 31, 2022, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2023, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three and six months ended June 30, 2023. There have been no transfers between fair value measurements levels during the three and six months ended June 30, 2023.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of June 30, 2023 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments:
Certificates of deposit	$6,340	$—	$6,340	$—
Corporate bonds	2,389	—	2,389	—
Total	$8,729	$—	$8,729	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or fair value method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three and six months ended June 30, 2023 and 2022, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2023	2022
Inventories:
Raw materials	$38,535	$46,476
Work in process	45,464	39,956
Finished goods	3,064	3,197
	$87,063	$89,629

As of June 30, 2023 and December 31, 2022, carrying values of inventories were net of inventory reserves of $26.8 million and $24.7 million, respectively, for excess and obsolete inventory and $75,000 and $47,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	June 30,	December 31,
	2023	2022
Property, plant and equipment:
Machinery and equipment, at cost	$63,440	$62,797
Less: accumulated depreciation and amortization	(39,535)	(38,477)
Building, at cost	113,320	118,550
Less: accumulated depreciation and amortization	(21,033)	(20,403)
Leasehold improvements, at cost	7,396	7,430
Less: accumulated depreciation and amortization	(5,594)	(5,559)
Construction in progress	40,678	36,679
	$158,672	$161,017

As of June 30, 2023, the balance of construction in progress was $40.7 million, of which $33.7 million was related to our buildings in our new Dingxing and Kazuo locations, $3.7 million was for manufacturing equipment purchases not yet placed in service and $3.2 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2022, the balance of construction in progress was $36.7 million, of which $27.2 million was for our buildings in our new Dingxing and Kazuo locations, $5.4 million was for manufacturing equipment purchases not yet placed in service and $4.1 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2023	2022
Payable in connection with construction in progress	$5,217	$4,135
Accrued compensation and related charges	3,477	4,774
Preferred stock dividends payable	2,901	2,901
Other tax payable	947	867
Accrued product warranty	852	669
Accrued professional services	540	930
Current portion of operating lease liabilities	327	485
Other personnel-related costs	270	291
Accrued income taxes	230	729
Advances from customers	183	338
Accrual for sales returns	114	112
Other accrued liabilities	1,891	1,933
	$16,949	$18,164

Note 6. Related Party Transactions

ChaoYang Tongmei purchases raw materials from one of our equity investment entities, Donghai County Dongfang High Purity Electronic Materials Co., Ltd., (“Dongfang”) for production in the ordinary course of business. As of June 30, 2023 and December 31, 2022, amounts payable of $98,000 and $103,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

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

In September 2022, our consolidated subsidiary, ChaoYang LiMei completed the sale of land and its attached buildings to our equity investment entity, ChaoYang KaiMei, for a total consideration of $1.5 million. In January 2023, ChaoYang KaiMei paid to ChaoYang LiMei $1.5 million. As of June 30, 2023, $0 million was included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

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

As of June 30, 2023, the investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership *
Company	2023	2022	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	2,523	1,000	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$13,612	$12,089

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,749	$1,887	Equity	** 46%
Beijing JiYa Semiconductor Material Co., Ltd.	3,884	6,381	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	4,616	5,094	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	1,540	827	Equity	***** 40%
Emeishan Jia Mei High Purity Metals Co., Ltd.	N/A	418	Equity	****** 25%
	$11,789	$14,607

Emeishan Jia Mei High Purity Metals Co., Ltd.	551	N/A	Fair value	****** 10%
	$551	$—

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of June 30, 2023, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

*** In February 2021, Tongmei signed a joint venture agreement with certain investors to fund ChaoYang XinMei.

**** In April 2022, ChaoYang JinMei signed a joint venture agreement with certain investor to fund a new company, ChaoYang ShuoMei.

***** In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei.

****** In May 2023, we sold 15% of our equity investments in Jia Mei to a third party. We now own 10% of Jia Mei and account for it under the fair value method.

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to an unrelated third party for approximately $827,000. Considering our decreased ownership and we no longer have significant influence over its operations and financial policies, we adopted the fair value method of accounting to report Jia Mei’s financial statements. As a result of the share sale, we recognized a gain of $575,000. Additionally, in accordance with ASC 321-10-35-2, we adjusted the investment in Jia Mei to its fair value at the time of electing the fair value method. The gain resulting from the sale and the subsequent remeasurement was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the condensed consolidated statements of operations for the three months ended June 30, 2023.

Amount
(in thousands)
Fair value of the consideration received	$779
Foreign income tax withholding	48
Carrying value of 15% of Emeishan Jia Mei High Purity Metals Co., Ltd.	(252)
Gain recognized on sale of 15% of Emeishan Jia Mei High Purity Metals Co., Ltd.	$575

Amount
(in thousands)
Fair value of the retained investment in Emeishan Jia Mei High Purity Metals Co., Ltd.	$551
Carrying value of retained noncontrolling investment (10%)	(168)
Gain on retained noncontrolling investment due to remeasurement (10%)	$383

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $11.8 million and $14.6 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, our respective ownership interests in Dongfang, ChaoYang KaiMei, JiYa, Xiaoyi XingAn Gallium Co., Ltd (“Xiaoyi XingAn”) and Jia Mei was 46%, 40%, 39%, 25%, and 10%, respectively. These minority investment entities are not considered variable interest entities because:

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

In June 2022, we received a $1.3 million dividend from BoYu. In July 2022, we received a $1.5 million dividend from one of our equity investment entities, Xiaoyi XingAn. In August 2022, we received a $125,000 dividend from one of our equity investment entities, JiYa. In April 2023, each of Xiaoyi XingAn and JiYa paid to us a dividend of $1.8 million. We have no current intentions to distribute to our investors earnings under our corporate structure. All of these distributions were paid to the PRC companies and the minority shareholders.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity investment entities had the following summarized statements of operations information (in thousands) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenue	$7,678	$14,099	$15,652	$24,833
Gross profit	$2,648	$8,827	$5,554	$14,827
Operating income	$3,163	$9,119	$5,172	$13,268
Net income	$913	$7,253	$4,858	$10,951

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was a loss of $18,000 and an income of $2.2 million for the three months ended June 30, 2023 and 2022, respectively. Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $1.0 million and $3.3 million, respectively, for the six months ended June 30, 2023 and 2022.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and six months ended June 30, 2023 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2022	$3,532	$44	$235,308	$(14,159)	$(3,118)	$221,607	$23,293	$244,900
Common stock options exercised	—	—	8	—	—	8	—	8
Investment in subsidiary with noncontrolling interest	—	—	(36)	—	—	(36)	239	203
Investment in subsidiary with redeemable noncontrolling interest	—	—	(36)	—	—	(36)	—	(36)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	33	—	—	33	(16)	17
Stock-based compensation	—	—	717	—	—	717	—	717
Tongmei stock-based compensation	—	—	198	—	—	198	—	198
Net loss	—	—	—	(3,348)	—	(3,348)	(169)	(3,517)
Other comprehensive income	—	—	—	—	858	858	70	928
Balance as of March 31, 2023	$3,532	$44	$236,192	$(17,507)	$(2,260)	$220,001	$23,417	$243,418
Common stock options exercised	—	—	2	—	—	2	—	2
Investment in subsidiary with noncontrolling interest	—	—	(74)	—	—	(74)	380	306
Investment in subsidiary with redeemable noncontrolling interest	—	—	(75)	—	—	(75)	—	(75)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	31	—	—	31	(14)	17
Stock-based compensation	—	—	720	—	—	720	—	720
Tongmei stock-based compensation	—	—	192	—	—	192	—	192
Net loss	—	—	—	(5,089)	—	(5,089)	38	(5,051)
Other comprehensive income (loss)	—	—	—	—	(5,915)	(5,915)	(623)	(6,538)
Balance as of June 30, 2023	$3,532	$44	$236,988	$(22,596)	$(8,175)	$209,793	$23,198	$232,991

Net loss and Other comprehensive loss attributable to redeemable noncontrolling interests were $302,000 and $630,000, respectively, for the three months ended June 30, 2023 and $451,000 and $560,000, respectively, for the six months ended June 30, 2023 and are not shown in the table above.

The changes in stockholders’ equity by component for the three and six months ended June 30, 2022 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2021	$3,532	$43	$231,622	$(29,970)	$6,302	$211,529	$18,317	$229,846
Investment in subsidiary with noncontrolling interest	—	—	(410)	—	—	(410)	204	(206)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	17	—	—	17	(7)	10
Stock-based compensation	—	—	875	—	—	875	—	875
Tongmei stock-based compensation	—	—	213	—	—	213	—	213
Net income	—	—	—	3,165	—	3,165	389	3,554
Investment in subsidiary from noncontrolling interest	—	—	—	—	—	—	1,887	1,887
Other comprehensive income	—	—	—	—	327	327	45	372
Balance as of March 31, 2022	$3,532	$43	$232,317	$(26,805)	$6,629	$215,716	$20,835	$236,551
Common stock options exercised	—	—	146	—	—	146	—	146
Investment in subsidiary with noncontrolling interest	—	—	(268)	—	—	(268)	1,447	1,179
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	32	—	—	32	(16)	16
Stock-based compensation	—	—	919	—	—	919	—	919
Tongmei stock-based compensation	—	—	218	—	—	218	—	218
Net income	—	—	—	5,546	—	5,546	450	5,996
Other comprehensive income	—	—	—	—	(5,992)	(5,992)	(569)	(6,561)
Balance as of June 30, 2022	$3,532	$43	$233,364	$(21,259)	$637	$216,317	$22,147	$238,464

Net income and Other comprehensive loss attributable to redeemable noncontrolling interests were $549,000 and $575,000, respectively, for the three months ended June 30, 2022, and $967,000 and $529,000, respectively, for the six months ended June 30, 2022 not shown in the table above.

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.  No shares were repurchased from 2016 through 2022. During the three and six months ended June 30, 2023, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2023, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenue	$103	$113	$208	$226
Selling, general and administrative	655	859	1,287	1,674
Research and development	154	162	332	325
Net effect on net income (loss)	$912	$1,134	$1,827	$2,225

As of June 30, 2023, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $0.1 million, net of estimated forfeitures of $7,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 0.3 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of June 30, 2023 and December 31, 2022 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. There were no options granted in the three and six months ended June 30, 2023 and 2022.

The following table summarizes the stock option transactions during the six months ended June 30, 2023 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2023	1,206	$5.09	5.08	$630
Granted	—	—
Exercised	(4)	2.30
Canceled and expired	(2)	4.79
Balance as of June 30, 2023	1,200	$5.10	4.59	$228
Options vested as of June 30, 2023 and unvested options expected to vest, net of forfeitures	1,200	$5.10	4.59	$228
Options exercisable as of June 30, 2023	1,143	$5.20	4.51	$207

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $3.44 on June 30, 2023, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2023 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2023	984	$5.55
Granted	90	$3.65
Vested	(141)	$5.89
Forfeited	(3)	$5.40
Non-vested as of June 30, 2023	930	$5.31

As of June 30, 2023, the unamortized compensation costs related to unvested restricted stock awards was approximately $4.0 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years.

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

A summary of the status of our unvested at-risk, performance shares as of June 30, 2023 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2023	76	$15.37
Granted	13	$3.71
Vested	—	$
Forfeited	—	$
Non-vested as of June 30, 2023	89	$13.71

*The number of shares presented is based on achieving 150% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

** The first annual vesting was reported in Q4 2021, when 25% of the at-risk performance shares became eligible subject to review and confirmation by the Compensation Committee after year-end results were certified.

As of June 30, 2023, there was $0.3 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.0 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to AXT, Inc.	$(5,089)	$5,546	$(8,437)	$8,711
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net income (loss) available to common stockholders	$(5,133)	$5,502	$(8,525)	$8,623
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	42,586	42,001	42,542	41,935
Effect of dilutive securities:
Common stock options	—	284	—	379
Restricted stock awards	—	226	—	272
Denominator for dilutive net income (loss) per common shares	42,586	42,511	42,542	42,586
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.12)	$0.13	$(0.20)	$0.21
Diluted	$(0.12)	$0.13	$(0.20)	$0.20

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,200	392	1,200	220
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,019	362	1,019	352

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2023 and December 31, 2022, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product Type:
Substrates	$11,027	$31,694	$24,516	$63,439
Raw Materials and Other	7,568	7,793	13,484	15,701
Total	$18,595	$39,487	$38,000	$79,140

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Geographical region:
China	$10,289	$18,445	$18,391	$35,925
Taiwan	1,407	7,044	3,878	13,903
Japan	1,396	2,718	2,931	5,525
Asia Pacific (excluding China, Taiwan and Japan)	737	662	1,828	2,418
Europe (primarily Germany)	3,015	5,299	6,585	11,693
North America (primarily the United States)	1,751	5,319	4,387	9,676
Total	$18,595	$39,487	$38,000	$79,140

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Long-lived assets by geographic region, net of depreciation:
North America	$218	$346
China	159,927	162,432
	$160,145	$162,778

Significant Customers

No customers represented 10% of our revenue for the three months ended June 30, 2023 and one customer, Landmark, represented 12% of our revenue for the three months ended June 30, 2022. Our top five customers, although not the same five customers for each period, represented 24% and 35% of our revenue for the three months ended June 30, 2023 and 2022, respectively.

No customers represented 10% of our revenue for the six months ended June 30, 2023 and one customer, Landmark, represented 11% of our revenue for the six months ended June 30, 2022. Our top five customers, although not the same five customers for each period, represented 24% and 32% of our revenue for the six months ended June 30, 2023 and 2022, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. No customers accounted for 10% of our accounts receivable balance as of June 30, 2023, and two customers accounted for more than 10% of our accounts receivable as of December 31, 2022.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning accrued product warranty	$915	$832	$669	$743
Accruals for warranties issued	114	191	658	747
Adjustments related to pre-existing warranties including expirations and changes in estimates	(64)	(76)	(39)	(189)
Cost of warranty repair	(113)	(108)	(436)	(462)
Ending accrued product warranty	$852	$839	$852	$839

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of June 30, 2023, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Other Income (expense), Net

Other income (expense), net for the three months ended June 30, 2023 and 2022, includes a grant of $1.3 million and $0 million, respectively, from government agencies as awards for technological innovation and job creation. Other income (expense), net for the six months ended June 30, 2023 and 2022, includes a grant of $1.8 million and $0.2 million, respectively, from government agencies as awards for technological innovation and job creation.

In addition, we incurred a foreign currency transaction exchange gain of $10,000 and $230,000 for the three months ended June 30, 2023 and 2022, respectively. We incurred a foreign currency transaction exchange loss of $203,000 and a gain of $2,000 for the six months ended June 30, 2023 and 2022, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and six months ended June 30, 2023 includes no interest and penalties. As of June 30, 2023, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and six months ended June 30, 2023 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards.

Under the 2017 Tax Cuts and Jobs Act (TCJA), research and experimental (“R&E”), expenditures incurred or paid for tax years beginning after December 31, 2021 will no longer be immediately deductible for tax purposes. Instead, businesses are now required to capitalize and amortize R&E expenditures over a period of five years for research conducted within the U.S. or 15 years for research conducted in a foreign jurisdiction. We capitalize the R&E expense incurred by our China subsidiaries and amortize it over 15 years.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of June 30, 2023. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Contract liabilities	$183	$338

During the three and six months ended June 30, 2023, the Company recognized $3,000 and $277,000, respectively, of revenue that was included in the contract balances as of December 31, 2022.

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

Note 16. Bank Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Bank loan” in our condensed consolidated balance sheets. The following table represents bank loans as of June 30, 2023 and December 31, 2022 (in thousands, except interest rate data):

		Loan	Interest			December 31,	June 30,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2022	2023
Tongmei	Bank of China (1)	$2,108	2.7%	September-22	March-23	$2,175	$-
		3,935	4.6%	January-22	January-23	4,059	-
		1,405	4.2%	April-22	April-23	1,450	-
	Bank of China (5)	1,848	3.5%	January-23	January-24	-	1,751
		2,184	2.8%	March-23	March-24	-	2,067
	Bank of China (3)	2,911	3.5%	January-23	January-24	-	2,757
	Bank of Communications (2)	1,405	3.3%	January-22	January-23	1,450	-
		1,405	3.3%	January-22	January-23	1,450	-
	Bank of Communications (5)	1,450	3.3%	December-22	December-23	1,450	1,380
		1,455	3.3%	January-23	January-24	-	1,380
		1,380	3.8%	May-23	May-24	-	1,380
	China Merchants Bank (5)	4,367	3.7%	January-23	January-24	-	4,134
	Bank of Beijing (4)	3,192	4.2%	May-22	May-23	3,292	-
		2,290	4.2%	January-23	January-24	-	2,168
		3,541	3.2%	June-23	May-24	-	3,541
		1,380	3.2%	June-23	February-24	-	1,380
	Industrial Bank (5)	5,621	4.4%	June-22	June-23	5,798	-
		2,811	4.4%	September-22	September-23	2,900	2,757
		2,757	4.3%	June-23	June-24	-	2,757
	NingBo Bank (5)	1,405	4.8%	June-22	June-23	1,450	-
		1,405	4.8%	August-22	August-23	1,450	-
		1,405	4.8%	September-22	September-23	1,450	1,380
		1,406	4.5%	November-22	November-23	1,450	1,380
		2,900	4.5%	December-22	December-23	2,900	2,757
		1,382	4.5%	January-23	January-24	-	1,309
	Industrial and Commercial Bank of China (5)	5,621	3.2%	September-22	July-23	5,800	2,757
	NanJing Bank (5)	2,811	4.3%	September-22	September-23	2,899	2,757
		1,265	4.3%	November-22	November-23	1,305	1,240
BoYu	Industrial and Commercial Bank of China (6)	1,450	2.8%	December-22	December-23	1,450	1,380
	Bank of China (5)	1,204	2.4%	January-23	January-24	-	1,140
	NingBo Bank (5)	703	4.8%	September-22	March-23	725	-
		1,406	3.6%	November-22	May-23	1,450	-
		725	4.8%	December-22	June-23	725	-
		728	3.6%	March-23	September-23	-	690
		690	3.7%	May-23	November-23	-	690
		690	3.7%	June-23	December-23	-	690
	Loan Balance					$47,078	$45,622

Collateral for the above bank loans and line of credit

(1)	Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing, China.
(2)	ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China.
(3)	ChaoYang LiMei time deposit.
(4)	AXT time deposit.

(5)	Not collateralized.
(6)	BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable.

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

As of June 30, 2023, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2023	$260
2024	256
2025	256
2026	256
2027	257
Thereafter	406
Total minimum lease payments	1,691
Less: Interest	(207)
Present value of lease obligations	1,484
Less: Current portion, included in accrued liabilities	(327)
Long-term portion of lease obligations	$1,157

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	5.72	5.89
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$289	$291

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease	$128	$133	$257	$268
Short-term lease expense	37	29	71	65
Total	$165	$162	$328	$333

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

The components of the change in redeemable noncontrolling interests for the six months ended June 30, 2023 are presented in the following table (in thousands):

Balance as of January 1, 2023	$44,846
Investment in subsidiary with redeemable noncontrolling interest	111
Equity issuance costs incurred	(208)
Stock-based compensation attributable to redeemable noncontrolling interests	(34)
Net loss attributable to redeemable noncontrolling interests	(451)
Effect of foreign currency translation on redeemable noncontrolling interests	(2,311)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(560)
Balance as of June 30, 2023	$41,393

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

Note 20. Subsequent Event

In July 2023, the Company obtained $4.2 million in new one-year bank loans with interest rates ranging from 3.8% to 4.3%. The new bank loans are unsecured. The Company also repaid $2.8 million of an existing loan in July 2023.

Tongmei made an investment in July 2023 and August 2023, of approximately $0.6 million each in one of our equity investments, ChaoYang KaiMei. Tongmei’s ownership of ChaoYang KaiMei remained at 40% after these equity investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, the development and adoption of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, ramping production at our new sites, potential severance costs with respect to the relocation of our gallium arsenide production lines, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements. Additionally, statements regarding completing steps in connection with the proposed listing of shares of our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), being accepted to list shares of Tongmei on the STAR Market, the timing and completion of such listing of shares of Tongmei on the STAR Market are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this Quarterly Report on Form 10-Q. These uncertainties and factors include, but are not limited to: the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and the listing of shares of Tongmei on the STAR Market, continued open access to companies to list shares on the STAR Market, investor enthusiasm for new listings of shares on the STAR Market and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China; the continuing effects of COVID-19 or other outbreaks of a contagious disease; the availability of COVID-19 vaccines; tariffs and other trade war issues; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Quarterly Report on Form 10-Q, including those set forth under the section entitled “Risk Factors” in Item 1A below. All forward-looking statements are based upon management’s views as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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

The following organization chart depicts the consolidated structure as of June 30, 2023;

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 12% of our revenue derives from importing our wafers into the United States and we expect the volume to increase. For the six months ended June 30, 2023 and 2022, we paid approximately $701,000 and $1.6 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We license to our PRC subsidiaries intellectual property and receive from our PRC subsidiaries royalty payments. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We also sell to our PRC subsidiaries capital equipment that we purchase at the request of our PRC subsidiaries and for which we are reimbursed by the applicable PRC subsidiary. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. Third, our PRC subsidiaries and PRC joint ventures have paid dividends to entities within the Company’s corporate structure. For the six months ended June 30, 2023, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $3.7 million. For the year ended December 31, 2022, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $2.9 million. For the year ended December 31, 2022, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0. All of these distributions were paid to our PRC subsidiaries and the minority shareholders. For the six months ended June 30, 2023 and the year ended December 31, 2022, no transfers, dividends, or distributions were made between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute to our investors earnings under our corporate structure. We settle amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of June 30, 2023 and December 31, 2022, our accounts receivable, net balance was $19.9 million and $29.3 million, respectively, which was net of an allowance for doubtful accounts of $291,000 and $307,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2023 and December 31, 2022, accrued product warranties totaled $852,000 and $669,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by a customer. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2023 and December 31, 2022, we had an inventory reserve of $26.8 million and $24.7 million, respectively, for excess and obsolete inventory and $75,000 and $47,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over the joint venture company’s operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, fundamental changes to the business prospects of the company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

We hold 39% ownership interest in JiYa. During the second quarter of 2023, JiYa assessed one of its equity investments was fully impaired, leading it to write the asset balance down to zero. This resulted in a $754,000 impairment charge in our financial results for the quarter ended June 30, 2023. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three and six months ended June 30, 2023 and 2022.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of June 30, 2023, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three months ended June 30, 2023 and 2022.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

Results of Operations

Revenue

	Three Months Ended				Six Months Ended

	June 30,		Increase		June 30,		Increase
	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

Product Type:	($ in thousands)				($ in thousands)
Substrates	$11,027	$31,694	$(20,667)	(65.2)%	$24,516	$63,439	$(38,923)	(61.4)%
Raw materials and other	7,568	7,793	(225)	(2.9)%	13,484	15,701	(2,217)	(14.1)%
Total revenue	$18,595	$39,487	$(20,892)	(52.9)%	$38,000	$79,140	$(41,140)	(52.0)%

Revenue decreased $20.9 million, or 52.9%, to $18.6 million for the three months ended June 30, 2023 from $39.5 million for the three months ended June 30, 2022. The substrate revenue decrease for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily the result of lower demand for InP wafer substrates due to softening demand in data center, consumer and telecommunications applications and lower demand for GaAs and Ge wafer substrates reflecting the overall slowdown across a number of applications particularly in China. Raw materials sales decreased $225,000, or 2.9%, to $7.6 million for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease in raw materials revenue for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily the result of a decrease in sales of pBN crucibles partially offset by increased sales of refined gallium resulting from stronger market demand.

Revenue decreased $41.1 million, or 52.0%, to $38.0 million for the six months ended June 30, 2023 from $79.1 million for the six months ended June 30, 2022. The substrate revenue decrease for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily the result of lower demand for InP wafer substrates due to softening demand in data center, consumer and telecommunications applications and lower demand for GaAs and Ge wafer substrates reflecting the overall slowdown across a number of applications particularly in China. Raw materials sales decreased $2.2 million, or 14.1%, to $13.5 million for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease in raw materials revenue for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily the result of a decrease in sales of pBN crucibles and refined gallium resulting from weaker market demand.

Revenue by Geographic Region

	Three Months Ended		2022 to 2023
	June 30,		Increase
	2023	2022	(Decrease)	% Change

	($ in thousands)
China	$10,289	$18,445	$(8,156)	(44.2)%
% of total revenue	55%	47%
Taiwan	1,407	7,044	(5,637)	(80.0)%
% of total revenue	8%	18%
Japan	1,396	2,718	(1,322)	(48.6)%
% of total revenue	8%	7%
Asia Pacific (excluding China, Taiwan and Japan)	737	662	75	11.3%
% of total revenue	4%	2%
Europe (primarily Germany)	3,015	5,299	(2,284)	(43.1)%
% of total revenue	16%	13%
North America (primarily the United States)	1,751	5,319	(3,568)	(67.1)%
% of total revenue	9%	13%
Total revenue	$18,595	$39,487	$(20,892)	(52.9)%

Revenue in China decreased $8.2 million for the three months ended June 30, 2023, primarily due to lower demand for our GaAs, InP and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by increased sales of refined gallium sold by one of our consolidated subsidiaries. Revenue in Taiwan decreased $5.6 million, primarily due to lower demand for our InP and GaAs wafer substrates. Revenue in Japan decreased $1.3 million primarily due to lower demand for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by increased sales of refined gallium sold by one of our consolidated subsidiaries. Revenue in Asia Pacific increased $75,000, primarily due to higher demand for our GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by lower demand for our InP wafer substrates. Revenue in Europe decreased $2.3 million, primarily due to lower demand for our GaAs and InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by increased demand for our Ge wafer substrates. Revenue in North America decreased $3.6 million, primarily due to lower demand for our InP and GaAs wafer substrates partially offset by increased sales of pBN crucibles sold by one of our consolidated subsidiaries.

	Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)	% Change

	($ in thousands)
China	$18,391	$35,925	$(17,534)	(48.8)%
% of total revenue	48%	45%
Taiwan	3,878	13,903	(10,025)	(72.1)%
% of total revenue	10%	18%
Japan	2,931	5,525	(2,594)	(47.0)%
% of total revenue	8%	7%
Asia Pacific (excluding China, Taiwan and Japan)	1,828	2,418	(590)	(24.4)%
% of total revenue	5%	3%
Europe (primarily Germany)	6,585	11,693	(5,108)	(43.7)%
% of total revenue	17%	15%
North America (primarily the United States)	4,387	9,676	(5,289)	(54.7)%
% of total revenue	12%	12%
Total revenue	$38,000	$79,140	$(41,140)	(52.0)%

Revenue in China decreased $17.5 million for the six months ended June 30, 2023, primarily due to lower demand for our GaAs, Ge and InP wafer substrates and refined gallium and pBN crucibles sold by two of our consolidated subsidiaries. Revenue in Taiwan decreased $10.0 million, primarily due to lower demand for our InP and GaAs wafer substrates. Revenue in Japan decreased $2.6 million primarily due to lower demand for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by higher demand for refined gallium sold by one of our consolidate subsidiaries. Revenue in Asia Pacific decreased by $0.6 million, primarily due to decreased demand for our GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe decreased by $5.1 million primarily due to decreased demand for our GaAs, InP and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in North America decreased by $5.3 million primarily due to lower demand for our InP and GaAs wafer substrates.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Gross profit	$1,715	$15,435	$(13,720)	(88.9)%	$6,825	$28,743	$(21,918)	(76.3)%
Gross Profit %	9.2%	39.1%			18.0%	36.3%

Gross profit decreased $13.7 million, or 88.9%, to $1.7 million for the three months ended June 30, 2023 from $15.4 million for the three months ended June 30, 2022. The decrease in gross profit is the result of lower revenue across all product lines. Gross margin as a percentage of revenue decreased due to lower unit volume across all product lines, which resulted in under absorbed factory overhead, partially offset by cost savings as a result of recycling InP materials. In addition, a shift in product mix had a negative impact on gross margin. Further, our raw material business had lower gross margins as we were working through higher priced inventory in Q2 2023. This was especially impactful as raw material sales made up more than 40% of our total revenue in Q2 2023.

Gross profit decreased $21.9 million, or 76.3%, to $6.8 million for the six months ended June 30, 2023 from $28.7 million for the six months ended June 30, 2022. The decrease in gross profit is the result of lower revenue across all product lines. Gross margin as a percentage of revenue decreased due to lower unit volume across all product lines, which resulted in under absorbed factory overhead, partially offset by cost savings as a result of recycling InP materials. In addition, a shift in product mix had a negative impact on gross margin. Further, our raw material business had lower gross margins as we were working through higher priced inventory in Q2 2023. This was especially impactful as raw material sales made up more than 40% of our total revenue in Q2 2023.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$5,820	$6,693	$(873)	(13.0)%	$11,772	$13,143	$(1,371)	(10.4)%
% of total revenue	31.3%	16.9%			31.0%	16.6%

Selling, general and administrative expenses decreased $0.9 million, or 13.0%, to $5.8 million for the three months ended June 30, 2023 from $6.7 million for the three months ended June 30, 2022. The lower selling, general and administrative expenses were primarily from a decrease in personnel-related expenses, provision for bad debt allowance and outside commissions, partially offset by an increase in professional services.

Selling, general and administrative expenses decreased $1.4 million, or 10.4%, to $11.8 million for the six months ended June 30, 2023 from $13.1 million for the six months ended June 30, 2022. The lower selling, general and administrative expenses were primarily from a decrease in personnel-related expenses, provision for bad debt allowance and outside commissions, partially offset by an increase in professional services.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Research and development	$2,740	$3,453	$(713)	(20.6)%	$6,335	$6,612	$(277)	(4.2)%
% of total revenue	14.7%	8.7%			16.7%	8.4%

Research and development expenses decreased $0.7 million, or 20.6%, to $2.7 million for the three months ended June 30, 2023 from $3.5 million for the three months ended June 30, 2022. The decrease in research and development expenses for the three months ended June 30, 2023 was primarily due to a reduction in materials and floor stock issued to research and development as we await additional feedback from customers on the performance of our 8-inch GaAs wafer substrates.

Research and development expenses decreased $0.3 million, or 4.2%, to $6.3 million for the six months ended June 30, 2023 from $6.6 million for the six months ended June 30, 2022. The decrease in research and development expenses for the six months ended June 30, 2023 was primarily due to a reduction in materials and floor stock issued to research and development as we await additional feedback from customers on the performance of our 8-inch GaAs wafer substrates.

Interest Expense, Net

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Interest expense, net	$365	$188	$177	94.1%	$762	$371	$391	105.4%
% of total revenue	2.0%	0.5%			2.0%	0.5%

Interest expense, net increased $177,000, or 94.1%, to $365,000 for the three months ended June 30, 2023 from $188,000 for the three months ended June 30, 2022. Interest expense, net increased primarily due to increased debt levels and higher interest rates during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Interest expense, net increased $391,000, or 105.4%, to $762,000 for the six months ended June 30, 2023 from $371,000 for the six months ended June 30, 2022. Interest expense, net increased primarily due to increased debt levels and higher interest rates during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022

Equity in Income of Unconsolidated Joint Ventures

	Three Months Ended				Six Months Ended
	June 30,		Equity in Income		June 30,		Equity in Income
	2023	2022	Change	% Change	2023	2022	Change	% Change

	($ in thousands)				($ in thousands)
Equity in income of unconsolidated joint ventures	$941	$2,177	$(1,236)	(56.8)%	$1,975	$3,302	$(1,327)	(40.2)%
% of total revenue	5.1%	5.5%			5.2%	4.2%

The equity in income of unconsolidated joint venture companies was income of $0.9 million for the three months ended June 30, 2023 as compared to income of $2.2 million for the three months ended June 30, 2022. The decrease in income of $1.2 million is primarily due to lower sales volume at two raw gallium companies and an impairment loss recorded by JiYa, partially offset by a gain in the sale of 15% of our shares in Jia Mei.

The equity in income of unconsolidated joint venture companies was income of $2.0 million for the six months ended June 30, 2023 as compared to income of $3.3 million for the six months ended June 30, 2022 The decrease in income of $1.3 million is primarily due to lower sales volume at two raw gallium companies and an impairment loss recorded by JiYa in Q2 2023, partially offset by a gain in the sale of 15% of our shares in Jia Mei in Q2 2023.

Other Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Other Income		June 30,		Other Income
	2023	2022	Change	% Change	2023	2022	Change	% Change

	($ in thousands)				($ in thousands)
Other income, net	$777	$294	$483	164.3%	$1,059	$285	$774	271.6%
% of total revenue	4.2%	0.7%			2.8%	0.4%

Other income, net increased $483,000, or 164.3%, to an income of $777,000 for the three months ended June 30, 2023 from an income of $294,000 for the three months ended June 30, 2022. Other income, net increased primarily due to compensation received from the China government by our consolidated subsidiaries for technological innovation and job creation partially offset by a foreign exchange gain of $10,000 in June 2023 compared to a gain of $230,000 in June 2022.

Other income, net increased $774,000, or 271.6%, to an income of $1.1 million for the six months ended June 30, 2023 from an income of $285,000 for the six months ended June 30, 2022. Other income, net increased primarily due to compensation received from the China government by our consolidated subsidiaries for technological innovation and job creation partially offset by a foreign exchange loss of $203,000 in June 2023 compared to a gain of $2,000 in June 2022.

Provision (benefit) for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Provision (benefit) for income taxes	$(139)	$1,027	$(1,166)	(113.5)%	$9	$1,687	$(1,678)	(99.5)%
% of total revenue	(0.7)%	2.6%			0.0%	2.1%

Provision (benefit) for income taxes decreased $1.2 million, or 113.5%, to a benefit of $139,000 for the three months ended June 30, 2023 as compared to a provision of $1.0 million for the three months ended June 30, 2022. The tax benefit recorded for the three months ended June 30, 2023 is the result of Super R&D deductions taken by our China subsidiaries. Provision for income taxes decreased $1.7 million, or 99.5%, to $9,000 for the six months ended June 30, 2023 as compared to $1.7 million for the six months ended June 30, 2022. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Under the 2017 Tax Cuts and Jobs Act (the “TCJA”), research and experimental (“R&E”) expenditures incurred or paid for tax years beginning after December 31, 2021 will no longer be immediately deductible for tax purposes. Instead, businesses are now required to capitalize and amortize R&E expenditures over a period of five years for research conducted within the U.S. or 15 years for research conducted in a foreign jurisdiction. We capitalize the R&E expense in our China subsidiaries and amortize it over 15 years.

On August 16, 2022, President Biden signed the Inflation Reduction Act (Inflation Reduction Act) into law finalizing a legislation intended to address inflation by paying down the national debt, lower consumer energy costs, providing incentives for the production of clean energy, and reducing healthcare costs. The Inflation Reduction Act imposes 1% exercise tax on stock buy backs and 15% minimum tax on corporations with over $1 billion in profit. The Inflation Reduction Act has no impact on the Company, since the Company has no plan to buy back additional shares of its common stock and the Company’s profit is not over $1 billion.

Net (Income) loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Net (income) loss attributable to		Six Months Ended		Net (income) loss attributable to
			noncontrolling interests and				noncontrolling interests and
	June 30,		redeemable noncontrolling interests		June 30,		redeemable noncontrolling interests
	2023	2022	Change	% Change	2023	2022	Change	% Change
	($ in thousands)				($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$264	$(999)	$1,263	126.4%	$582	$(1,806)	$2,388	132.2%
% of total revenue	1.4%	(2.5)%			1.5%	(2.3)%

Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests decreased $1.3 million or 126.4% to a loss of $264,000 for the three months ended June 30, 2023, from income of $999,000 for the three months ended June 30, 2022, primarily due to lower profitability from our consolidated joint venture companies in China as sales decreased due to a reduction in raw materials sales.

Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests decreased $2.4 million, or 132.2%, to a loss of $0.6 million for the six months ended June 30, 2023, from income of $1.8 million for the six months ended June 30, 2022, primarily due to lower profitability from our consolidated joint venture companies in China as sales decreased due to a reduction in raw materials sales.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of June 30, 2023, our principal source of liquidity was $49.6 million, which consisted of cash, restricted cash and cash equivalents of $40.9 million and investments of $8.7 million. In the six months ended June 30, 2023, cash, restricted cash and cash equivalents decreased by $0.5 million and investments decreased by $2.7 million. The decrease in cash, restricted cash and cash equivalents of $0.5 million in the six months ended June 30, 2023 was primarily due to the effect of exchange rate changes of $1.8 million and net cash used in investing activities of $3.1 million, partially offset by net cash provided by operating activities of $2.8 million and financing activities of $1.7 million. As of June 30, 2023, we and our consolidated joint ventures in China held approximately $38.1 million in cash and investments in foreign bank accounts.

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

Net cash provided by operating activities of $2.8 million for the six months ended June 30, 2023 was primarily comprised of a net change of $3.9 million in operating assets and liabilities, the adjustment for non-cash items of depreciation and amortization of $4.2 million, return of equity method investments (dividends) of $3.7 million, stock-based compensation of $1.8 million and deferred tax assets of $0.1 million, partially offset by a net loss before income attributable to noncontrolling interest and redeemable noncontrolling interests of $9.0 million and income from equity method investments of $2.0 million.

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

Net cash used in investing activities of $3.1 million for the six months ended June 30, 2023 was primarily from the purchase of property, plant and equipment of $6.8 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $2.9 million and proceeds from sale of equity securities of $0.8 million.

Net cash used in investing activities of $18.4 million for the six months ended June 30, 2022 was primarily from the purchase of property, plant and equipment of $20.9 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $2.5 million.

Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2023, which consisted of proceeds from short-term loans of $28.8 million, capital increase in subsidiary shares from noncontrolling interests of $0.5 million and common stock option exercised of $10,000, partially offset by repayment of short-term loans of $27.7 million.

Net cash provided by financing activities was $22.0 million for the six months ended June 30, 2022, which consisted of proceeds from short-term loan of $23.4 million, capital increase in subsidiary shares from noncontrolling interest of $1.3 million and common stock option exercised of $0.1 million, partially offset by repayment of short-term loan of $2.8 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the six months ended June 30, 2023, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2023, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

For the six months ended June 30, 2023 and 2022, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $3.7 million and $1.3 million, respectively. For the six months ended June 30, 2023 and 2022, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $0, respectively. For the six months ended June 30, 2023, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Bank loan” in our condensed consolidated balance sheets. The following table represents bank loans as of June 30, 2023 and December 31, 2022 (in thousands, except interest rate data):

		Loan	Interest			December 31,	June 30,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2022	2023
Tongmei	Bank of China (1)	$2,108	2.7%	September-22	March-23	$2,175	$-
		3,935	4.6%	January-22	January-23	4,059	-
		1,405	4.2%	April-22	April-23	1,450	-
	Bank of China (5)	1,848	3.5%	January-23	January-24	-	1,751
		2,184	2.8%	March-23	March-24	-	2,067
	Bank of China (3)	2,911	3.5%	January-23	January-24	-	2,757
	Bank of Communications (2)	1,405	3.3%	January-22	January-23	1,450	-
		1,405	3.3%	January-22	January-23	1,450	-
	Bank of Communications (5)	1,450	3.3%	December-22	December-23	1,450	1,380
		1,455	3.3%	January-23	January-24	-	1,380
		1,380	3.8%	May-23	May-24	-	1,380
	China Merchants Bank (5)	4,367	3.7%	January-23	January-24	-	4,134
	Bank of Beijing (4)	3,192	4.2%	May-22	May-23	3,292	-
		2,290	4.2%	January-23	January-24	-	2,168
		3,541	3.2%	June-23	May-24	-	3,541
		1,380	3.2%	June-23	February-24	-	1,380
	Industrial Bank (5)	5,621	4.4%	June-22	June-23	5,798	-
		2,811	4.4%	September-22	September-23	2,900	2,757
		2,757	4.3%	June-23	June-24	-	2,757
	NingBo Bank (5)	1,405	4.8%	June-22	June-23	1,450	-
		1,405	4.8%	August-22	August-23	1,450	-
		1,405	4.8%	September-22	September-23	1,450	1,380
		1,406	4.5%	November-22	November-23	1,450	1,380
		2,900	4.5%	December-22	December-23	2,900	2,757
		1,382	4.5%	January-23	January-24	-	1,309
	Industrial and Commercial Bank of China (5)	5,621	3.2%	September-22	July-23	5,800	2,757
	NanJing Bank (5)	2,811	4.3%	September-22	September-23	2,899	2,757
		1,265	4.3%	November-22	November-23	1,305	1,240
BoYu	Industrial and Commercial Bank of China (6)	1,450	2.8%	December-22	December-23	1,450	1,380
	Bank of China (5)	1,204	2.4%	January-23	January-24	-	1,140
	NingBo Bank (5)	703	4.8%	September-22	March-23	725	-
		1,406	3.6%	November-22	May-23	1,450	-
		725	4.8%	December-22	June-23	725	-
		728	3.6%	March-23	September-23	-	690
		690	3.7%	May-23	November-23	-	690
		690	3.7%	June-23	December-23	-	690
	Loan Balance					$47,078	$45,622

Collateral for the above bank loans and line of credit

(1)	Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing, China.
(2)	ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China.
(3)	ChaoYang LiMei time deposit.
(4)	AXT time deposit.
(5)	Not collateralized.
(6)	BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of June 30, 2023 and December 31, 2022, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash, cash equivalents and restricted cash earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	June 30,	Interest	Interest	Decline	Increase
Instrument	2023	Rate	Income	Income	Income
Cash, cash equivalents and restricted cash	$40,886	0.56%	$229	$206	$252
Investments in marketable debt securities	8,729	1.35%	118	106	130
			$347	$312	$382

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. No customers accounted for 10% of our accounts receivable balance as of June 30, 2023 and two customers accounted for more than 10% of our accounts receivable as of December 31, 2022.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over the raw material company’s operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investments under the equity method as of June 30, 2023 and December 31, 2022 totaled $11.8 million and $14.6 million, respectively. Our minority investment under the fair value method as of June 30, 2023 and December 31, 2022 totaled $0.6 million and $0, respectively. See Note 7 for a discussion on the new fair value method investment.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) were effective at the reasonable assurance level to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns, including as a result of the COVID-19 pandemic. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In the second quarter of 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown, which could have required our manufacturing facilities in Beijing to close temporarily. Although some apartment complexes were locked down there was no city-wide lockdown. In December 2022, the PRC government ended its zero-COVID policy. Further, we have increased capacity by adding two new sites and this could reduce our utilization rate and increase our depreciation charges. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended June 30, 2023, our revenue dropped to $18.6 million and our gross margin was only 9.2%.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 12% of our revenue derives from importing our wafers into the United States. In the first half of 2023 we paid approximately $701,000 in tariffs. In the years ended December 31, 2022, 2021 and 2020 we paid approximately $3.3 million, $1.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

Our operations and financial results depend on worldwide economic and political conditions and their impact on levels of business spending, which has deteriorated significantly in many countries and regions. Uncertainties in the political, financial and credit markets and U.S. financial system may cause our customers to postpone deliveries. The COVID-19 virus is an additional cause of uncertainty. Additionally, U.S. bank failures in 2023 may affect our customers. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates. Because the end users of our products are primarily large companies whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. For example, global business conditions deteriorated in the second half of 2022. In the second quarter of 2022, our revenue totaled $39.5 million. In the fourth quarter of 2022, our revenue declined to $26.8 million and in the second quarter of 2023, our revenue further declined to $18.6 million. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

If demand for the end-user applications for which our products are used decreases, or if manufacturers downstream in our supply chain are unable to develop, market and sell their products, demand for our products will decrease. For example, during 2019 widespread political and economic instability and trade war concerns resulted in a general slowdown and our revenue decreased significantly. Additionally, in the second half of 2016, manufacturers producing and selling passive optical network devices known as EPONs and GPONs experienced a slowdown in demand resulting in surplus inventory on hand. The slowdown persisted until late in 2017. This resulted in a slowdown of sales of our InP substrates used in the PON market. More recently, global business conditions deteriorated in the second half of 2022. In the second quarter of 2022, our revenue totaled $39.5 million. In the fourth quarter of 2022 our revenue declined to $26.8 million and in the second quarter of 2023, our revenue further declined to $18.6 million. We expect similar cycles of strong demand followed by lower demand will occur for various InP, GaAs or Ge substrates in the future.

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

On July 3, 2023, China adopted new export control regulations on gallium- and germanium-related materials, effective as of August 1, 2023, which require Tongmei to proceed to immediately seek permits from the applicable Chinese authorities to export gallium and germanium substrate products. Indium phosphide substrates are not included in the new export control regulations, and, therefore, exports of indium phosphide will not require export approvals as part of these regulations.

All of our wafer substrates are manufactured in China and in the years 2022, 2021 and 2020, approximately 14%, 10% and 10% of our revenue were generated by sales to customers in North America, primarily in the U.S, respectively. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the first half of 2023 we paid approximately $701,000 in tariffs. In the years 2022, 2021 and 2020, we paid approximately $3.3 million, $1.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

In addition, we may incur increases in costs and other adverse business consequences, including losses of customers and revenue or decreased gross margins, due to changes in tariffs, import or export restrictions, further trade barriers, or unexpected changes in regulatory requirements.. In addition, in July 2012, we received notice of retroactive value-added taxes (VATs) levied by the tax authorities in China, which applied for the period from July 1, 2011 to June 30, 2012. We expensed the retroactive VATs of approximately $1.3 million in the quarter ended June 30, 2012, which resulted in a decrease in our gross margins. These VATs will continue to negatively impact our gross margins for the future quarters. Given the relatively fluid regulatory environment in China and the United States, there could be additional tax or other regulatory changes in the future. Any such changes could directly and materially adversely impact our financial results and general business condition.

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

We manufacture our substrates in China and, in the first half of 2023, approximately 88% of our sales were to customers located outside the United States. Further, we have partial ownership of raw material companies in China as part of our supply chain. The United States’ current foreign policy has created uncertainty and caution in the international business community, resulting in disruptions in manufacturing, import/export, trade tariffs, sales, investments and other business activity. Such disruptions have had an adverse impact on our financial performance and could continue in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

AXT, INC.

Dated: August 9, 2023	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)