Form 10-Q
period 2023-09-30
AXT INC
filed 2023-11-09
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2023

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2023
Common Stock, $0.001 par value	43,644,313

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$28,522	$34,948
Restricted cash	10,778	6,400
Short-term investments	4,270	9,339
Accounts receivable, net of allowances of $243 and $307 as of September 30, 2023 and December 31, 2022	18,883	29,252
Inventories	86,383	89,629
Prepaid expenses and other current assets	11,474	13,977
Total current assets	160,310	183,545
Long-term investments	—	2,118
Property, plant and equipment, net	158,773	161,017
Operating lease right-of-use assets	2,878	1,761
Other assets	20,229	21,631
Total assets	$342,190	$370,072
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,369	$10,084
Accrued liabilities	15,520	18,164
Bank loans	45,776	47,078
Total current liabilities	67,665	75,326
Noncurrent operating lease liabilities	2,437	1,322
Other long-term liabilities	4,007	3,678
Total liabilities	74,109	80,326
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	40,634	44,846
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2023 and December 31, 2022 (Liquidation preference of $7,831 and $7,699 as of September 30, 2023 and December 31, 2022)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 43,644 and 43,554 shares issued and outstanding as of September 30, 2023 and December 31, 2022	44	44
Additional paid-in capital	237,653	235,308
Accumulated deficit	(28,419)	(14,159)
Accumulated other comprehensive loss	(8,581)	(3,118)
Total AXT, Inc. stockholders’ equity	204,229	221,607
Noncontrolling interests	23,218	23,293
Total stockholders’ equity	227,447	244,900
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$342,190	$370,072

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$17,366	$35,183	$55,366	$114,323
Cost of revenue	15,500	20,401	46,675	70,798
Gross profit	1,866	14,782	8,691	43,525
Operating expenses:
Selling, general and administrative	5,667	6,576	17,439	19,719
Research and development	2,926	3,639	9,261	10,251
Total operating expenses	8,593	10,215	26,700	29,970
Income (loss) from operations	(6,727)	4,567	(18,009)	13,555
Interest expense, net	(381)	(299)	(1,143)	(670)
Equity in income of unconsolidated joint ventures	369	2,006	2,344	5,308
Other income, net	223	957	1,282	1,242
Income (loss) before provision (benefit) for income taxes	(6,516)	7,231	(15,526)	19,435
Provision (benefit) for income taxes	(101)	501	(92)	2,188
Net income (loss)	(6,415)	6,730	(15,434)	17,247
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	592	(971)	1,174	(2,777)
Net income (loss) attributable to AXT, Inc.	$(5,823)	$5,759	$(14,260)	$14,470
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.14)	$0.14	$(0.34)	$0.34
Diluted	$(0.14)	$0.13	$(0.34)	$0.34
Weighted-average number of common shares outstanding:
Basic	42,638	42,163	42,574	42,011
Diluted	42,638	42,982	42,574	42,718

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income (loss)	$(6,415)	$6,730	$(15,434)	$17,247
Other comprehensive loss, net of tax:
Change in foreign currency translation loss, net of tax	(580)	(7,299)	(6,938)	(13,772)
Change in unrealized gain (loss) on available-for-sale debt investments, net of tax	65	(58)	253	(301)
Total other comprehensive loss, net of tax	(515)	(7,357)	(6,685)	(14,073)
Comprehensive income (loss) attributable to AXT, Inc.	(6,930)	(627)	(22,119)	3,174
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	701	293	2,396	(460)
Comprehensive income (loss) attributable to AXT, Inc.	$(6,229)	$(334)	$(19,723)	$2,714

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(15,434)	$17,247
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,424	6,050
Amortization of marketable securities premium	18	50
Stock-based compensation	2,718	3,261
(Gain) Loss on disposal of equipment	18	(136)
Return of equity method investments as dividends	3,666	1,608
Equity in income of unconsolidated joint ventures	(2,344)	(5,308)
Deferred tax assets	122	165
Changes in operating assets and liabilities:
Accounts receivable	9,594	(5,406)
Inventories	(1,013)	(32,659)
Prepaid expenses and other current assets	1,909	6,445
Other assets	219	(1,461)
Accounts payable	(3,375)	(1,635)
Accrued liabilities	(1,742)	(2,927)
Other long-term liabilities	1,194	5,405
Net cash provided by (used in) operating activities	1,974	(9,301)
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,178)	(28,765)
Purchases of available-for-sale debt securities	—	(2,160)
Proceeds from sales and maturities of available-for-sale debt securities	7,423	5,400
Proceeds from sales of equity securities - 15% of Jia Mei	827	—
Investments in non-marketable equity investments	(1,918)	—
Net cash used in investing activities	(4,846)	(25,525)
Cash flows from financing activities:
Proceeds from common stock options exercised	10	517
Proceeds from bank loans	42,197	42,352
Payments on bank loans	(40,673)	(9,826)
Proceeds from capital increase in subsidiary shares from noncontrolling interests	708	2,232
Net cash provided by financing activities	2,242	35,275
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1,418)	(394)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(2,048)	55
Cash and cash equivalents, and restricted cash at the beginning of the year	41,348	36,763
Cash and cash equivalents, and restricted cash at the end of the period	$39,300	$36,818
Supplemental disclosure of non-cash flow information:
Conversion of related party borrowings to Additional Paid-in Capital	$—	$1,887
Investment in subsidiary shares from noncontrolling interest	$308	$937
Bank loan proceeds paid directly to a third-party vendor, included in accounts payable	$—	$474
Sales of land and building to unconsolidated joint venture	$—	$976
Consideration payable in connection with construction in progress, included in accrued liabilities	$3,315	$3,378

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2023 and June 30, 2023 filed with the SEC on May 10, 2023 and August 9, 2023, respectively.

The condensed consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of September 30, 2023 and December 31, 2022, we have four and five companies, respectively, accounted for by the equity method. In May 2023, we reduced our ownership in Emeishan Jia Mei High Purity Metals Co., Ltd. (“Jia Mei”) from 25% to 10% by selling a portion of our Jia Mei shares to an unrelated third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, as of May 2023, we no longer reported Jia Mei as an equity investment in our condensed consolidated balance sheets. Our Jia Mei investment was re-measured to fair value at the time of sale. Any future changes to the fair value are recognized through net income (“fair value method”). For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When warranted by favorable market conditions, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three and nine months ended September 30, 2023, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

In February 2021, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang XinMei. The agreement called for a total investment of approximately $3.0 million, of which Tongmei would fund approximately $1.8 million for a 58.5 percent ownership of ChaoYang XinMei. In February 2021, Tongmei and the investors completed the initial funding of approximately $1.5 million. Tongmei’s portion of the investment was approximately $0.9 million. In May 2021, Tongmei and the investors completed the funding of the remaining balance of approximately $1.5 million. Tongmei’s portion of the final investment was approximately $0.9 million, for a total investment of approximately $1.8 million for a 58.5 percent ownership of ChaoYang XinMei. In September 2021 and October 2021, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. In December 2021 and January 2022, ChaoYang XinMei received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in ChaoYang XinMei as an equity investment. Tongmei’s ownership remained at 58.5% after these equity investments. In April 2022, Tongmei entered into a capital increase agreement (the “Capital Increase Agreement”) with minority investors to further invest approximately $4.5 million in ChaoYang XinMei. Tongmei’s portion of the investment was approximately $2.6 million, of which $1.1 million was invested in April 2022 and $0.8 million was invested in May 2022. The minority investors’ portion of the investment was approximately $1.9 million, of which $0.7 million was invested in April 2022 and $0.6 million was invested in May 2022. As a result, noncontrolling interests increased $1.4 million and redeemable noncontrolling interests increased $0.1 million. Tongmei’s ownership remained at 58.5% after the April 2022 and May 2022 equity investments. In July 2022, Tongmei and the minority investors further invested $0.8 million and $0.6 million in ChaoYang XinMei, respectively. This completed the investment obligations under the Capital Increase Agreement. As a result, noncontrolling interests increased $610,000 and redeemable noncontrolling interests increased $57,000. Tongmei’s ownership remained at 58.5% after the July 2022 equity investment.

In April 2022, ChaoYang JinMei signed a joint venture agreement with certain investors to fund a new company, ChaoYang ShuoMei, our consolidated subsidiary (the “ChaoYang ShouMei Joint Venture Agreement”). The ChaoYang ShuoMei Joint Venture Agreement called for a total investment of approximately $4.4 million, of which ChaoYang JinMei would fund approximately $3.3 million for a 75 percent ownership of ChaoYang ShuoMei. In July and August 2022, ChaoYang JinMei completed the initial funding of $1.0 million in ChaoYang ShuoMei. In August 2022, the investor invested $334,000 in ChaoYang ShuoMei. As a result, noncontrolling interests increased $406,000 and redeemable noncontrolling interests increased $73,000. In January 2023, ChaoYang ShuoMei received $0.5 million in funding from ChaoYang JinMei and $0.2 million in funding from one of the minority investors. As a result, noncontrolling interests increased $0.2 million and redeemable noncontrolling interests increased $36,000. ChaoYang JinMei’s ownership of ChaoYang ShuoMei remained at 75% after these equity investments. In May 2023, ChaoYang ShuoMei received $1.0 million in funding from ChaoYang JinMei and $0.3 million in funding from one of the minority investors. As a result, noncontrolling interests increased $0.4 million and redeemable noncontrolling interests increased $75,000. In August 2023, ChaoYang ShuoMei received $0.6 million in funding from ChaoYang JinMei and $0.2 million in funding from one of the minority investors. As a result, noncontrolling interests increased $0.2 million and redeemable noncontrolling interests increased $44,000. ChaoYang JinMei has completed its investment obligations under the ChaoYang ShuoMei Joint Venture Agreement. ChaoYang JinMei’s ownership of ChaoYang ShuoMei remained at 75% after these equity investments.

In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei Quartz Co., Ltd (“ChaoYang KaiMei”) (the “ChaoYang KaiMei Joint Venture Agreement called for a total investment of approximately $7.6 million, of which Tongmei would fund approximately $3.0 million for a 40 percent ownership of ChaoYang KaiMei. In July 2022, Tongmei and the investors completed the initial funding of approximately $2.2 million. Tongmei’s portion of the investment was approximately $0.9 million. In January 2023, Tongmei made an investment of $0.9 million to ChaoYang KaiMei. In each of July 2023 and August 2023, Tongmei made an investment of approximately $0.6 million in ChaoYang KaiMei. These contributions culminated in the fulfillment of all of Tongmei’s financial obligations under the ChaoYang KaiMei Joint Venture Agreement. Tongmei’s ownership of ChaoYang KaiMei remained at 40% after these equity investments.

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

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of September 30, 2023, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. We remain the controlling stakeholder of Tongmei and hold a majority of the board of director positions of Tongmei. In June 2021, we sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5% owned by us, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of September 30, 2023 and December 31, 2022, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	September 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash and restricted cash	$39,300	$—	$—	$39,300	$41,348	$—	$—	$41,348
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash, restricted cash and cash equivalents	39,300	—	—	39,300	41,348	—	—	41,348
Investments (available-for-sale):
Certificates of deposit [2]	4,320	—	(50)	4,270	6,440	—	(175)	6,265
Corporate bonds	—	—	—	—	5,320	—	(128)	5,192
Total investments	4,320	—	(50)	4,270	11,760	—	(303)	11,457
Total cash, restricted cash, cash equivalents and investments	$43,620	$—	$(50)	$43,570	$53,108	$—	$(303)	$52,805
Contractual maturities on investments:
Due within 1 year [3]	$4,320			$4,270	$9,600			$9,339
Due after 1 through 5 years [4]	—			—	2,160			2,118
	$4,320			$4,270	$11,760			$11,457

1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of September 30, 2023, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2023	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$—	$—	$4,270	$(50)	$4,270	$(50)
Corporate bonds		—	—	—	—	—
Total in loss position	$—	$—	$4,270	$(50)	$4,270	$(50)

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

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. In May 2022, Tongmei and the Bank of Beijing signed a credit facility for $3.4 million. As a condition of the credit facility we must maintain a time deposit at the Bank of Beijing as collateral, and therefore we placed time deposits of $2.9 million and $1.0 million at the Bank of Beijing in April 2022 and May 2022, respectively. In December 2022, we placed another time deposit of $2.5 million at the Bank of Beijing as collateral for a bank loan of $2.3 million received by Tongmei in January 2023. In January 2023, our consolidated subsidiary, ChaoYang LiMei, placed a time deposit of $3.0 million at the Bank of China as collateral for a bank loan of $2.9 million received by Tongmei in January 2023. When the May 2022 bank loan under the credit facility matured, we utilized the same time deposit of $3.9 million as collateral for a new bank loan of $3.5 million from the Bank of Beijing in June 2023. Furthermore, during June 2023, we placed another time deposit of $1.5 million at the Bank of Beijing as collateral for a bank loan of $1.4 million received by Tongmei. Each of the bank loans has a term of 12 months. Therefore, the January 2023 bank loans and June 2023 bank loans, along with the respective time deposits, are classified as short-term investments in our condensed consolidated balance sheets. The time deposits have been excluded from the Company’s cash and cash equivalents balance. As of September 30, 2023, $10.8 million was included in restricted cash in our condensed consolidated balance sheets.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $13.2 million and $14.6 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, there were four companies accounted for under the equity method. One of our equity investments, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), determined one of their equity investments was fully impaired and wrote the asset balance down to zero. This resulted in a $754,000 impairment charge in our second quarter 2023 financial results. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three and nine months ended September 30, 2023 and 2022.

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to an unrelated third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, we adopted the fair value method of accounting to report Jia Mei’s financial statements. Our investments under the fair value method are reviewed for other-than-temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of September 30, 2023, our investments in this unconsolidated company had a carrying value of $551,000 and were included in “Other assets” in the condensed consolidated balance sheets. As a result of the share sale, we recognized a gain of $575,000. Additionally, in accordance with ASC 321-10-35-2, we adjusted the investment in Jia Mei to its fair value at the time of electing the fair value method, which resulted in a gain of $383,000. The gain resulting from the sale and the subsequent remeasurement was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the condensed consolidated statements of operations for the three months ended June 30, 2023 and nine months ended September 30, 2023.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of September 30, 2023 and December 31, 2022, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

The type of instrument valued based on quoted market prices in active markets includes our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify our available-for-sale debt securities, including certificates of deposit and corporate bonds, as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from bank statements, quoted market prices, broker or dealer statements or quotations, or alternative pricing sources with reasonable levels of price transparency.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of September 30, 2023, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three and nine months ended September 30, 2023. There have been no transfers between fair value measurements levels during the three and nine months ended September 30, 2023.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2023 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments:
Certificates of deposit	$4,270	$—	$4,270	$—
Corporate bonds	—	—	—	—
Total	$4,270	$—	$4,270	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or fair value method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three and nine months ended September 30, 2023 and 2022, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2023	2022
Inventories:
Raw materials	$34,955	$46,476
Work in process	47,649	39,956
Finished goods	3,779	3,197
	$86,383	$89,629

As of September 30, 2023 and December 31, 2022, carrying values of inventories were net of inventory reserves of $24.7 million and $24.7 million, respectively, for excess and obsolete inventory and $127,000 and $47,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	September 30,	December 31,
	2023	2022
Property, plant and equipment:
Machinery and equipment, at cost	$64,030	$62,797
Less: accumulated depreciation and amortization	(40,416)	(38,477)
Building, at cost	113,101	118,550
Less: accumulated depreciation and amortization	(21,741)	(20,403)
Leasehold improvements, at cost	7,374	7,430
Less: accumulated depreciation and amortization	(5,704)	(5,559)
Construction in progress	42,129	36,679
	$158,773	$161,017

As of September 30, 2023, the balance of construction in progress was $42.1 million, of which $35.4 million was related to our buildings in our new Dingxing and Kazuo locations, $3.5 million was for manufacturing equipment purchases not yet placed in service and $3.2 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2022, the balance of construction in progress was $36.7 million, of which $27.2 million was for our buildings in our new Dingxing and Kazuo locations, $5.4 million was for manufacturing equipment purchases not yet placed in service and $4.1 million was for our construction in progress for our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2023	2022
Payable in connection with construction in progress	$3,779	$4,135
Accrued compensation and related charges	3,151	4,774
Preferred stock dividends payable	2,901	2,901
Accrued product warranty	876	669
Accrued professional services	775	930
Other tax payable	621	867
Advances from customers	563	338
Current portion of operating lease liabilities	443	485
Other personnel-related costs	356	291
Accrual for sales returns	53	112
Accrued income taxes	25	729
Other accrued liabilities	1,977	1,933
	$15,520	$18,164

Note 6. Related Party Transactions

ChaoYang Tongmei purchases raw materials from one of our equity investment entities, Donghai County Dongfang High Purity Electronic Materials Co., Ltd., (“Dongfang”) for production in the ordinary course of business. As of September 30, 2023 and December 31, 2022, amounts payable of $97,000 and $103,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In September 2021 and October 2021, our consolidated subsidiary, ChaoYang XinMei, received funding from a minority investor of $0.9 million and $1.0 million, respectively. As of December 31, 2021, $1.9 million was included in short-term loan from noncontrolling interest in our condensed consolidated balance sheets. In December 2021 and January 2022, the same subsidiary received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in ChaoYang XinMei as an equity investment. As a result, noncontrolling interests increased $2.2 million and redeemable noncontrolling interests increased $0.2 million. Short-term loan from noncontrolling interest decreased to $0. In April 2022, Tongmei entered into the Capital Increase Agreement with minority investors to further invest $4.5 million in ChaoYang XinMei. In April 2022 and May 2022, ChaoYang XinMei received funding from Tongmei of $1.1 million and $0.8 million, respectively, as equity investments. In April 2022 and May 2022, the minority investors invested $0.7 million and $0.6 million, respectively. As a result, noncontrolling interests increased $1.4 million and redeemable noncontrolling interests increased $0.1 million. Tongmei’s ownership remained at 58.5% after these equity investments. In July 2022, Tongmei and the minority investors further invested $0.8 million and $0.6 million in ChaoYang XinMei, respectively. This completed the investment obligations under the Capital Increase Agreement. As a result, noncontrolling interests increased $610,000 and redeemable noncontrolling interests increased $57,000. Tongmei’s ownership remained at 58.5% after the July 2022 equity investment.

In September 2022, our consolidated subsidiary, ChaoYang LiMei completed the sale of land and its attached buildings to our equity investment entity, ChaoYang KaiMei, for a total consideration of $1.5 million. In January 2023, ChaoYang KaiMei paid to ChaoYang LiMei $1.5 million. As of September 30, 2023, $0 million was included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

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

As of September 30, 2023, the investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership *
Company	2023	2022	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	3,122	1,000	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$14,211	$12,089

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,716	$1,887	Equity	** 46%
Beijing JiYa Semiconductor Material Co., Ltd.	4,004	6,381	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	4,904	5,094	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	2,577	827	Equity	***** 40%
Emeishan Jia Mei High Purity Metals Co., Ltd.	N/A	418	Equity	****** 25%
	$13,201	$14,607

Emeishan Jia Mei High Purity Metals Co., Ltd.	551	N/A	Fair value	****** 10%
	$551	$—

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of September 30, 2023, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

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

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to an unrelated third party for approximately $827,000. Considering our decreased ownership and we no longer have significant influence over its operations and financial policies, we adopted the fair value method of accounting to report Jia Mei’s financial statements. As a result of the share sale, we recognized a gain of $575,000. Additionally, in accordance with ASC 321-10-35-2, we adjusted the investment in Jia Mei to its fair value at the time of electing the fair value method. The gain resulting from the sale and the subsequent remeasurement was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the condensed consolidated statements of operations for the nine months ended September 30, 2023. The gain from the sale and the subsequent remeasurement includes the following:

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

The Jia Mei investment is reviewed for other-than-temporary declines in value on a quarterly basis. We did not record any other-than-temporary impairment charges for Jia Mei investment during the three and nine months ended September 30, 2023.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $13.2 million and $14.6 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, our respective ownership interests in Dongfang, ChaoYang KaiMei, JiYa, Xiaoyi XingAn Gallium Co., Ltd (“Xiaoyi XingAn”) and Jia Mei was 46%, 40%, 39%, 25%, and 10%, respectively. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity investment entities had the following summarized statements of operations information (in thousands) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenue	$8,834	$13,658	$24,486	$38,491
Gross profit	$2,620	$8,687	$8,174	$23,412
Operating income	$1,962	$8,039	$7,134	$21,308
Net income	$1,449	$6,088	$6,307	$17,039

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was an income of $0.4 million and $2.0 million, respectively, for the three months ended September 30, 2023 and 2022. Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $1.4 million and $5.3 million, respectively, for the nine months ended September 30, 2023 and 2022.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and nine months ended September 30, 2023 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2022	$3,532	$44	$235,308	$(14,159)	$(3,118)	$221,607	$23,293	$244,900
Common stock options exercised	—	—	8	—	—	8	—	8
Investment in subsidiary with noncontrolling interest	—	—	(36)	—	—	(36)	239	203
Investment in subsidiary with redeemable noncontrolling interest	—	—	(36)	—	—	(36)	—	(36)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	33	—	—	33	(16)	17
Stock-based compensation	—	—	717	—	—	717	—	717
Tongmei stock-based compensation	—	—	198	—	—	198	—	198
Net loss	—	—	—	(3,348)	—	(3,348)	(169)	(3,517)
Other comprehensive income	—	—	—	—	858	858	70	928
Balance as of March 31, 2023	$3,532	$44	$236,192	$(17,507)	$(2,260)	$220,001	$23,417	$243,418
Common stock options exercised	—	—	2	—	—	2	—	2
Investment in subsidiary with noncontrolling interest	—	—	(74)	—	—	(74)	380	306
Investment in subsidiary with redeemable noncontrolling interest	—	—	(75)	—	—	(75)	—	(75)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	31	—	—	31	(14)	17
Stock-based compensation	—	—	720	—	—	720	—	720
Tongmei stock-based compensation	—	—	192	—	—	192	—	192
Net loss	—	—	—	(5,089)	—	(5,089)	38	(5,051)
Other comprehensive income (loss)	—	—	—	—	(5,915)	(5,915)	(623)	(6,538)
Balance as of June 30, 2023	$3,532	$44	$236,988	$(22,596)	$(8,175)	$209,793	$23,198	$232,991
Common stock options exercised	—	—	—	—	—	—	—	—
Investment in subsidiary with noncontrolling interest	—	—	(43)	—	—	(43)	242	199
Investment in subsidiary with redeemable noncontrolling interest			(44)	—	—	(44)	—	(44)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	(139)	—	—	(139)	68	(71)
Stock-based compensation	—	—	703	—	—	703	—	703
Tongmei stock-based compensation	—	—	188	—	—	188	—	188
Net loss	—	—	—	(5,823)	—	(5,823)	(236)	(6,059)
Other comprehensive income (loss)	—	—	—	—	(406)	(406)	(54)	(460)
Balance as of September 30, 2023	$3,532	$44	$237,653	$(28,419)	$(8,581)	$204,229	$23,218	$227,447

Net loss and Other comprehensive loss attributable to redeemable noncontrolling interests were $356,000 and $55,000, respectively, for the three months ended September 30, 2023 and $807,000 and $615,000, respectively, for the nine months ended September 30, 2023 and are not shown in the table above.

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

Net income and Other comprehensive loss attributable to redeemable noncontrolling interests were $525,000 and $635,000, respectively, for the three months ended September 30, 2022, and $1.5 million and $1.2 million, respectively, for the nine months ended September 30, 2022 not shown in the table above.

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.  No shares were repurchased from 2016 through 2022. During the three and nine months ended September 30, 2023, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2023, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenue	$102	$51	$310	$277
Selling, general and administrative	639	806	1,926	2,480
Research and development	150	179	482	504
Net effect on net income (loss)	$891	$1,036	$2,718	$3,261

As of September 30, 2023, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $18,000, net of estimated forfeitures of $2,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 0.1 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of September 30, 2023 and December 31, 2022 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. There were no options granted in the three and nine months ended September 30, 2023 and 2022.

The following table summarizes the stock option transactions during the nine months ended September 30, 2023 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2023	1,206	$5.09	5.08	$630
Granted	—	—
Exercised	(4)	2.30
Canceled and expired	(2)	4.79
Balance as of September 30, 2023	1,200	$5.10	4.34	$14
Options vested as of September 30, 2023 and unvested options expected to vest, net of forfeitures	1,200	$5.10	4.34	$14
Options exercisable as of September 30, 2023	1,177	$5.14	4.31	$14

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $2.40 on September 29, 2023, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2023 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2023	984	$5.55
Granted	90	$3.65
Vested	(141)	$5.89
Forfeited	(3)	$5.40
Non-vested as of September 30, 2023	930	$5.31

As of September 30, 2023, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.5 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.1 years.

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

A summary of the status of our unvested at-risk, performance shares as of September 30, 2023 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2023	76	$15.37
Granted	13	$3.71
Vested	—	$
Forfeited	(13)	$3.71
Non-vested as of September 30, 2023	76	$15.37

As of September 30, 2023, there was $0.2 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 0.6 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to AXT, Inc.	$(5,823)	$5,759	$(14,260)	$14,470
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net income (loss) available to common stockholders	$(5,867)	$5,715	$(14,392)	$14,338
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	42,638	42,163	42,574	42,011
Effect of dilutive securities:
Common stock options	—	440	—	399
Restricted stock awards	—	379	—	308
Denominator for dilutive net income (loss) per common shares	42,638	42,982	42,574	42,718
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.14)	$0.14	$(0.34)	$0.34
Diluted	$(0.14)	$0.13	$(0.34)	$0.34

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	—	184	—	201
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	—	69	—	202

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2023 and December 31, 2022, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product Type:
Substrates	$10,385	$26,861	$34,901	$90,300
Raw Materials and Other	6,981	8,322	20,465	24,023
Total	$17,366	$35,183	$55,366	$114,323

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Geographical region:
China	$10,307	$12,314	$28,698	$48,239
Taiwan	2,491	7,816	6,369	21,719
Japan	558	2,671	3,489	8,196
Asia Pacific (excluding China, Taiwan and Japan)	894	765	2,722	3,183
Europe (primarily Germany)	2,407	4,989	8,992	16,682
North America (primarily the United States)	709	6,628	5,096	16,304
Total	$17,366	$35,183	$55,366	$114,323

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Long-lived assets by geographic region, net of depreciation:
North America	$1,698	$346
China	159,953	162,432
	$161,651	$162,778

Significant Customers

No customers represented 10% of our revenue for the three months ended September 30, 2023 and one customer, Landmark, represented 18% of our revenue for the three months ended September 30, 2022. Our top five customers, although not the same five customers for each period, represented 31% and 40% of our revenue for the three months ended September 30, 2023 and 2022, respectively.

No customers represented 10% of our revenue for the nine months ended September 30, 2023 and one customer, Landmark, represented 14% of our revenue for the nine months ended September 30, 2022. Our top five customers, although not the same five customers for each period, represented 25% and 33% of our revenue for the nine months ended September 30, 2023 and 2022, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. No customers accounted for 10% of our accounts receivable balance as of September 30, 2023, and two customers accounted for more than 10% of our accounts receivable as of December 31, 2022.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning accrued product warranty	$852	$839	$669	$743
Accruals for warranties issued	104	95	762	842
Adjustments related to pre-existing warranties including expirations and changes in estimates	21	(102)	(18)	(291)
Cost of warranty repair	(101)	(65)	(537)	(527)
Ending accrued product warranty	$876	$767	$876	$767

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of September 30, 2023, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Other Income (expense), Net

Other income (expense), net for the three months ended September 30, 2023 and 2022, includes a grant of $0.1 million and $0 million, respectively, from government agencies as awards for technological innovation and job creation. Other income (expense), net for the nine months ended September 30, 2023 and 2022, includes a grant of $1.9 million and $0.2 million, respectively, from government agencies as awards for technological innovation and job creation.

In addition, we incurred a foreign currency transaction exchange gain of $146,000 and $540,000 for the three months ended September 30, 2023 and 2022, respectively. We incurred a foreign currency transaction exchange loss of $57,000 and a gain of $542,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and nine months ended September 30, 2023 includes no interest and penalties. As of September 30, 2023, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and nine months ended September 30, 2023 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of September 30, 2023. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Contract liabilities	$563	$338
During the three and nine months ended September 30, 2023, the Company recognized $1,000 and $278,000, respectively, of revenue that was included in the contract balances as of December 31, 2022.

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

Note 16. Bank Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Bank loan” in our condensed consolidated balance sheets. The following table represents bank loans as of September 30, 2023 and December 31, 2022 (in thousands, except interest rate data):

		Loan	Interest			December 31,	September 30,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2022	2023
Tongmei	Bank of China (1)	$2,108	2.7%	September-22	March-23	$2,175	$-
		3,935	4.6%	January-22	January-23	4,059	-
		1,405	4.2%	April-22	April-23	1,450	-
	Bank of China (5)	1,848	3.5%	January-23	January-24	-	1,741
		2,184	2.8%	March-23	March-24	-	2,056
		376	2.7%	September-23	September-24	-	376
	Bank of China (3)	2,911	3.5%	January-23	January-24	-	2,746
	Bank of Communications (2)	1,405	3.3%	January-22	January-23	1,450	-
		1,405	3.3%	January-22	January-23	1,450	-
	Bank of Communications (5)	1,450	3.3%	December-22	December-23	1,450	1,373
		1,455	3.3%	January-23	January-24	-	1,373
		1,380	3.8%	May-23	May-24	-	1,373
		1,373	3.8%	July-23	May-24	-	1,373
	China Merchants Bank (5)	4,367	3.7%	January-23	January-24	-	4,112
	Bank of Beijing (4)	3,192	4.2%	May-22	May-23	3,292	-
		2,290	4.2%	January-23	January-24	-	2,157
		3,541	3.2%	June-23	May-24	-	3,522
		1,380	3.2%	June-23	February-24	-	1,373
	Industrial Bank (5)	5,621	4.4%	June-22	June-23	5,798	-
		2,811	4.4%	September-22	September-23	2,900	-
		2,757	4.3%	June-23	June-24	-	2,744
		2,744	4.3%	July-23	July-24	-	2,744
		2,744	4.3%	September-23	September-24	-	2,744
	NingBo Bank (5)	1,405	4.8%	June-22	June-23	1,450	-
		1,405	4.8%	August-22	August-23	1,450	-
		1,405	4.8%	September-22	September-23	1,450	-
		1,406	4.5%	November-22	November-23	1,450	1,373
		2,900	4.5%	December-22	December-23	2,900	-
		1,382	4.5%	January-23	January-24	-	1,303
		2,744	4.2%	August-23	September-24	-	2,744
	Industrial and Commercial Bank of China (5)	5,621	3.2%	September-22	July-23	5,800	-
		2,744	3.3%	September-23	September-24	-	2,744
	NanJing Bank (5)	2,811	4.3%	September-22	September-23	2,899	-
		1,265	4.3%	November-22	November-23	1,305	1,234
BoYu	Industrial and Commercial Bank of China (6)	1,450	2.8%	December-22	December-23	1,450	1,373
	Bank of China (5)	1,204	2.4%	January-23	January-24	-	1,134
	NingBo Bank (5)	703	4.8%	September-22	March-23	725	-
		1,406	3.6%	November-22	May-23	1,450	-
		725	4.8%	December-22	June-23	725	-
		690	3.7%	May-23	November-23	-	688
		690	3.7%	June-23	December-23	-	688
	Industrial Bank (5)	688	3.6%	September-23	September-24	-	688
	Loan Balance					$47,078	$45,776

Collateral for the above bank loans and line of credit

(1)	Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing, China.
(2)	ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China.
(3)	ChaoYang LiMei time deposit.
(4)	AXT time deposit.
(5)	Not collateralized.
(6)	BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable.

Note 17. Leases

We lease certain equipment, office space, warehouse and facilities under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which was scheduled to expire in 2020. Under the terms of the facility lease agreement, in May 2020, we were granted an extension to the term of the lease for an additional three years. Furthermore, in September 2023, we entered into another agreement to extend the lease for an additional five years, commencing December 2023. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. The remainder relate to our lease agreement for a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. All other operating leases have a term of 12 months or less.

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

As of September 30, 2023, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2023	$144
2024	584
2025	597
2026	611
2027	625
Thereafter	755
Total minimum lease payments	3,316
Less: Interest	(436)
Present value of lease obligations	2,880
Less: Current portion, included in accrued liabilities	(443)
Long-term portion of lease obligations	$2,437

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	5.47	5.89
Weighted-average discount rate	5.14%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$432	$431

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease	$136	$132	$393	$399
Short-term lease expense	36	33	107	98
Total	$172	$165	$500	$497

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

The components of the change in redeemable noncontrolling interests for the nine months ended September 30, 2023 are presented in the following table (in thousands):

Balance as of January 1, 2023	$44,846
Investment in subsidiary with redeemable noncontrolling interest	155
Equity issuance costs incurred	(431)
Stock-based compensation attributable to redeemable noncontrolling interests	37
Net loss attributable to redeemable noncontrolling interests	(807)
Effect of foreign currency translation on redeemable noncontrolling interests	(2,551)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(615)
Balance as of September 30, 2023	$40,634

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

Note 20. Subsequent Event

In October and November 2023, the Company obtained a total of $3.5 million in new one-year bank loans with interest rates ranging from 3.45% to 3.8%. The new bank loans are unsecured. The Company repaid $2.7 million of existing loans in October 2023.

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

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this Quarterly Report on Form 10-Q. These uncertainties and factors include, but are not limited to: the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and the listing of shares of Tongmei on the STAR Market, continued open access to companies to list shares on the STAR Market, investor enthusiasm for new listings of shares on the STAR Market and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China; the continuing effects of COVID-19 or other outbreaks of a contagious disease; the availability of COVID-19 vaccines; tariffs and other trade war issues; the timing and receipt of China export permits for gallium arsenide and germanium substrates; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Quarterly Report on Form 10-Q, including those set forth under the section entitled “Risk Factors” in Item 1A below. All forward-looking statements are based upon management’s views as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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
• Thermo-Photovoltaics (TPVs)
• RF amplifier and switching (military wireless & 5G)
• Infrared light-emitting diode (LEDs) motion control
• Lidar for robotics and autonomous vehicles
• Infrared thermal imaging
Gallium Arsenide	• Wi-Fi devices
(GaAs - semi-insulating)	• IoT devices
1”, 2”, 3”, 4”, 5”, 6”	• High-performance transistors
• Direct broadcast television
• Power amplifiers for wireless devices
• Satellite communications
• High efficiency solar cells for drones and automobiles
• Solar cells
Gallium Arsenide	• High brightness LEDs
(GaAs - semi-conducting)	• Screen displays using micro-LEDs
1”, 2”, 3”, 4”, 5", 6”, 8”	• Printer head lasers and LEDs
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

On November 16, 2020, we announced a strategic initiative to access China’s capital markets by beginning a process to list shares of Tongmei in an initial public offering (the “IPO”) on the STAR Market, an exchange intended to support innovative companies in China. We formed and founded Tongmei in 1998 and believe Tongmei has grown into a company that will be an attractive offering on the STAR Market. To qualify for a STAR Market listing, the first major step in the process was to engage private equity firms in China (“Investors”) to invest funds in Tongmei. By December 31, 2020, Investors, which consist of 10 private equity funds, had entered into two sets of definitive transaction documents, each consisting of a capital increase agreement along with certain supplemental agreements in substantially the same form (collectively, the “Capital Investment Agreements”), with Tongmei for a total investment of approximately $48.1 million. The currency used in the investment transactions was the Chinese renminbi, which has been converted to approximate U.S. dollars for this Quarterly Report on Form 10-Q. The remaining investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations, these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021. In exchange for an investment of approximately $49 million, the Investors received a 7.28% redeemable noncontrolling interest in Tongmei.

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

The following organization chart depicts the consolidated structure as of September 30, 2023;

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States and we expect the volume to increase. For the nine months ended September 30, 2023 and 2022, we paid approximately $768,000 and $2.6 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We license to our PRC subsidiaries intellectual property and receive from our PRC subsidiaries royalty payments. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We also sell to our PRC subsidiaries capital equipment that we purchase at the request of our PRC subsidiaries and for which we are reimbursed by the applicable PRC subsidiary. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. Third, our PRC subsidiaries and PRC joint ventures have paid dividends to entities within the Company’s corporate structure. For the nine months ended September 30, 2023, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $3.7 million. For the year ended December 31, 2022, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $2.9 million. For the year ended December 31, 2022, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0. All of these distributions were paid to our PRC subsidiaries and the minority shareholders. For the nine months ended September 30, 2023 and the year ended December 31, 2022, no transfers, dividends, or distributions were made between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute to our investors earnings under our corporate structure. We settle amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of September 30, 2023 and December 31, 2022, our accounts receivable, net balance was $18.9 million and $29.3 million, respectively, which was net of an allowance for doubtful accounts of $243,000 and $307,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2023 and December 31, 2022, accrued product warranties totaled $876,000 and $669,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by a customer. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2023 and December 31, 2022, we had an inventory reserve of $24.7 million and $24.7 million, respectively, for excess and obsolete inventory and $127,000 and $47,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We hold 39% ownership interest in JiYa. During the second quarter of 2023, JiYa assessed one of its equity investments was fully impaired, leading it to write the asset balance down to zero. This resulted in a $754,000 impairment charge in our financial results for the quarter ended June 30, 2023. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three and nine months ended September 30, 2023 and 2022.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of September 30, 2023, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three months ended September 30, 2023 and 2022.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended

	September 30,		Increase		September 30,		Increase
	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

Product Type:	($ in thousands)				($ in thousands)
Substrates	$10,385	$26,861	$(16,476)	(61.3)%	$34,901	$90,300	$(55,399)	(61.3)%
Raw materials and other	6,981	8,322	(1,341)	(16.1)%	20,465	24,023	(3,558)	(14.8)%
Total revenue	$17,366	$35,183	$(17,817)	(50.6)%	$55,366	$114,323	$(58,957)	(51.6)%

Revenue decreased $17.8 million, or 50.6%, to $17.4 million for the three months ended September 30, 2023 from $35.2 million for the three months ended September 30, 2022. The substrate revenue decrease for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily the result of lower demand for InP wafer substrates due to softening demand in data center, consumer and telecommunications applications and lower demand for GaAs and Ge wafer substrates reflecting the overall slowdown across a number of applications. Raw materials sales decreased $1.3 million, or 16.1%, to $7.0 million for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease in raw materials revenue for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily the result of a decrease in sales of pBN crucibles and refined gallium resulting from weaker market demand.

Revenue decreased $59.0 million, or 51.6%, to $55.4 million for the nine months ended September 30, 2023 from $114.3 million for the nine months ended September 30, 2022. The substrate revenue decrease for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily the result of lower demand for InP wafer substrates due to softening demand in data center, consumer and telecommunications applications and lower demand for GaAs and Ge wafer substrates reflecting the overall slowdown across a number of applications, particularly in China. Raw materials sales decreased $3.6 million, or 14.8%, to $20.5 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease in raw materials revenue for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily the result of a decrease in sales of pBN crucibles and refined gallium resulting from weaker market demand.

Revenue by Geographic Region

	Three Months Ended		2022 to 2023
	September 30,		Increase
	2023	2022	(Decrease)	% Change

	($ in thousands)
China	$10,307	$12,314	$(2,007)	(16.3)%
% of total revenue	60%	35%
Taiwan	2,491	7,816	(5,325)	(68.1)%
% of total revenue	14%	22%
Japan	558	2,671	(2,113)	(79.1)%
% of total revenue	3%	8%
Asia Pacific (excluding China, Taiwan and Japan)	894	765	129	16.9%
% of total revenue	5%	2%
Europe (primarily Germany)	2,407	4,989	(2,582)	(51.8)%
% of total revenue	14%	14%
North America (primarily the United States)	709	6,628	(5,919)	(89.3)%
% of total revenue	4%	19%
Total revenue	$17,366	$35,183	$(17,817)	(50.6)%

Revenue in China decreased $2.0 million for the three months ended September 30, 2023, primarily due to lower demand for our GaAs and Ge wafer substrates and refined gallium sold by one of our consolidated subsidiaries partially offset by increased sales of pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Taiwan decreased $5.3 million, primarily due to lower demand for our InP wafer substrates, partially offset by higher demand for GaAs and Ge wafer substrates. Revenue in Japan decreased $2.1 million, primarily due to lower demand for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by increased sales of Ge wafer substrates. Revenue in Asia Pacific increased $129,000, primarily due to higher demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our GaAs wafer substrates. Revenue in Europe decreased $2.6 million, primarily due to lower demand for our GaAs and InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by increased demand for our Ge wafer substrates. Revenue in North America decreased $5.9 million, primarily due to lower demand for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries.

	Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)	% Change

	($ in thousands)
China	$28,698	$48,239	$(19,541)	(40.5)%
% of total revenue	52%	42%
Taiwan	6,369	21,719	(15,350)	(70.7)%
% of total revenue	12%	19%
Japan	3,489	8,196	(4,707)	(57.4)%
% of total revenue	6%	7%
Asia Pacific (excluding China, Taiwan and Japan)	2,722	3,183	(461)	(14.5)%
% of total revenue	5%	3%
Europe (primarily Germany)	8,992	16,682	(7,690)	(46.1)%
% of total revenue	16%	15%
North America (primarily the United States)	5,096	16,304	(11,208)	(68.7)%
% of total revenue	9%	14%
Total revenue	$55,366	$114,323	$(58,957)	(51.6)%

Revenue in China decreased $19.5 million for the nine months ended September 30, 2023, primarily due to lower demand for our GaAs, Ge and InP wafer substrates and refined gallium and pBN crucibles sold by two of our consolidated subsidiaries. Revenue in Taiwan decreased $15.4 million, primarily due to lower demand for our InP and GaAs wafer substrates, partially offset by higher demand for our Ge wafer substrates. Revenue in Japan decreased $4.7 million, primarily due to lower demand for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by higher demand for refined gallium sold by one of our consolidated subsidiaries. Revenue in Asia Pacific decreased $0.5 million, primarily due to decreased demand for our GaAs wafer substrates and refined gallium sold by one of our consolidated subsidiaries, partially offset by higher demand for our InP wafer substrates. Revenue in Europe decreased $7.7 million, primarily due to decreased demand for our GaAs, InP and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in North America decreased $11.2 million, primarily due to lower demand for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries.

Gross Profit

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Gross profit	$1,866	$14,782	$(12,916)	(87.4)%	$8,691	$43,525	$(34,834)	(80.0)%
Gross Profit %	10.7%	42.0%			15.7%	38.1%

Gross profit decreased $12.9 million, or 87.4%, to $1.9 million for the three months ended September 30, 2023 from $14.8 million for the three months ended September 30, 2022. The decrease in gross profit is the result of lower revenue across all product lines. Gross margin as a percentage of revenue decreased due to lower unit volume across all product lines, which resulted in under absorbed factory overhead, partially offset by cost savings as a result of recycling InP materials. In addition, a shift in product mix had a negative impact on gross margin. Further, our raw material business had lower gross margins as we were working through higher priced inventory in Q3 2023. This was especially impactful as raw material sales made up approximately 40% of our total revenue in Q3 2023.

Gross profit decreased $34.8 million, or 80.0%, to $8.7 million for the nine months ended September 30, 2023 from $43.5 million for the nine months ended September 30, 2022. The decrease in gross profit is the result of lower revenue across all product lines. Gross margin as a percentage of revenue decreased due to lower unit volume across all product lines, which resulted in under absorbed factory overhead, partially offset by cost savings as a result of recycling InP materials. In addition, a shift in product mix had a negative impact on gross margin. Further, our raw material business had lower gross margins as we were working through higher priced inventory in Q2 and Q3 2023. This was especially impactful as raw material sales made up approximately 37% of our total revenue for the nine months ended September 30, 2023.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$5,667	$6,576	$(909)	(13.8)%	$17,439	$19,719	$(2,280)	(11.6)%
% of total revenue	32.6%	18.7%			31.5%	17.2%

Selling, general and administrative expenses decreased $0.9 million, or 13.8%, to $5.7 million for the three months ended September 30, 2023 from $6.6 million for the three months ended September 30, 2022. The lower selling, general and administrative expenses were primarily from a decrease in personnel-related expenses, office supplies, provision for bad debt allowance and outside commissions, partially offset by an increase in professional services.

Selling, general and administrative expenses decreased $2.3 million, or 11.6%, to $17.4 million for the nine months ended September 30, 2023 from $19.7 million for the nine months ended September 30, 2022. The lower selling, general and administrative expenses were primarily from a decrease in personnel-related expenses, office supplies, provision for bad debt allowance and outside commissions, partially offset by an increase in professional services.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Research and development	$2,926	$3,639	$(713)	(19.6)%	$9,261	$10,251	$(990)	(9.7)%
% of total revenue	16.8%	10.3%			16.7%	9.0%

Research and development expenses decreased $0.7 million, or 19.6%, to $2.9 million for the three months ended September 30, 2023 from $3.6 million for the three months ended September 30, 2022. The decrease in research and development expenses for the three months ended September 30, 2023 was primarily due to a reduction in materials and floor stock issued to research and development as we await additional feedback from customers on the performance of our 8-inch GaAs wafer substrates and personnel-related expenses.

Research and development expenses decreased $1.0 million, or 9.7%, to $9.3 million for the nine months ended September 30, 2023 from $10.3 million for the nine months ended September 30, 2022. The decrease in research and development expenses for the nine months ended September 30, 2023 was primarily due to a reduction in materials and floor stock issued to research and development as we await additional feedback from customers on the performance of our 8-inch GaAs wafer substrates and personnel-related expenses.

Interest Expense, Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Interest expense, net	$381	$299	$82	27.4%	$1,143	$670	$473	70.6%
% of total revenue	2.2%	0.8%			2.1%	0.6%

Interest expense, net increased $82,000, or 27.4%, to $381,000 for the three months ended September 30, 2023 from $299,000 for the three months ended September 30, 2022. Interest expense, net increased primarily due to increased debt levels and higher interest rates during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Interest expense, net increased $473,000, or 70.6%, to $1.1 million for the nine months ended September 30, 2023 from $670,000 for the nine months ended September 30, 2022. Interest expense, net increased primarily due to increased debt levels and higher interest rates during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Equity in Income of Unconsolidated Joint Ventures

	Three Months Ended				Nine Months Ended
	September 30,		Equity in Income		September 30,		Equity in Income
	2023	2022	Change	% Change	2023	2022	Change	% Change

	($ in thousands)				($ in thousands)
Equity in income of unconsolidated joint ventures	$369	$2,006	$(1,637)	(81.6)%	$2,344	$5,308	$(2,964)	(55.8)%
% of total revenue	2.1%	5.7%			4.2%	4.6%

The equity in income of unconsolidated joint venture companies was income of $0.4 million for the three months ended September 30, 2023 as compared to income of $2.0 million for the three months ended September 30, 2022. The decrease in income of $1.6 million is primarily due to lower sales volume at two raw gallium companies.

The equity in income of unconsolidated joint venture companies was income of $2.3 million for the nine months ended September 30, 2023 as compared to income of $5.3 million for the nine months ended September 30, 2022. The decrease in income of $3.0 million is primarily due to lower sales volume at two raw gallium companies and an impairment loss recorded by JiYa in Q2 2023, partially offset by a gain in the sale of 15% of our shares in Jia Mei in Q2 2023.

Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Other Income		September 30,		Other Income
	2023	2022	Change	% Change	2023	2022	Change	% Change

	($ in thousands)				($ in thousands)
Other income, net	$223	$957	$(734)	(76.7)%	$1,282	$1,242	$40	3.2%
% of total revenue	1.3%	2.7%			2.3%	1.1%

Other income, net decreased $734,000, or 76.7%, to an income of $223,000 for the three months ended September 30, 2023 from an income of $957,000 for the three months ended September 30, 2022. Other income, net decreased primarily due to compensation received from the China government by our consolidated subsidiaries for technological innovation and job creation of $97,000 in the three months ended September 30, 2023 compared to $169,000 in the three months ended September 30, 2022 and a foreign exchange gain of $146,000 in the three months ended September 30, 2023 compared to a gain of $540,000 in the three months ended September 30, 2022.

Other income, net increased $40,000, or 3.2%, to an income of $1.3 million for the nine months ended September 30, 2023 from an income of $1.2 million for the nine months ended September 30, 2022. Other income, net increased primarily due to compensation received from the China government by our consolidated subsidiaries for technological innovation and job creation partially offset by a foreign exchange loss of $57,000 in the nine months ended September 30, 2023 compared to a gain of $542,000 in the three months ended September 30, 2022.

Provision (benefit) for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Provision (benefit) for income taxes	$(101)	$501	$(602)	(120.2)%	$(92)	$2,188	$(2,280)	(104.2)%
% of total revenue	(0.6)%	1.4%			(0.2)%	1.9%

Provision (benefit) for income taxes decreased $0.6 million, or 120.2%, to a benefit of $101,000 for the three months ended September 30, 2023 as compared to a provision of $0.5 million for the three months ended September 30, 2022. The tax benefit recorded for the three months ended September 30, 2023 is the result of Super R&D deductions taken by our China subsidiaries. Provision (benefit) for income taxes decreased $2.3 million, or 104.2%, to a benefit of $92,000 for the nine months ended September 30, 2023 as compared to a provision of $2.2 million for the nine months ended September 30, 2022. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act (the “Inflation Reduction Act”) into law finalizing a legislation intended to address inflation by paying down the national debt, lower consumer energy costs, providing incentives for the production of clean energy, and reducing healthcare costs. The Inflation Reduction Act imposes 1% exercise tax on stock buy backs and 15% minimum tax on corporations with over $1 billion in profit. The Inflation Reduction Act has no impact on us, since we have no plan to buy back additional shares of our common stock and our profit is not over $1 billion.

Net (Income) loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Net (income) loss attributable to		Nine Months Ended		Net (income) loss attributable to
			noncontrolling interests and				noncontrolling interests and
	September 30,		redeemable noncontrolling interests		September 30,		redeemable noncontrolling interests
	2023	2022	Change	% Change	2023	2022	Change	% Change

	($ in thousands)				($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$592	$(971)	$1,563	161.0%	$1,174	$(2,777)	$3,951	142.3%
% of total revenue	3.4%	(2.8)%			2.1%	(2.4)%

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests decreased $1.6 million or 161.0% to a loss of $592,000 for the three months ended September 30, 2023, from income of $971,000 for the three months ended September 30, 2022, primarily due to lower profitability from our consolidated joint venture companies in China as sales decreased due to a reduction in raw materials sales.

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests decreased $4.0 million, or 142.3%, to a loss of $1.2 million for the nine months ended September 30, 2023, from income of $2.8 million for the nine months ended September 30, 2022, primarily due to lower profitability from our consolidated joint venture companies in China as sales decreased due to a reduction in raw materials sales.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of September 30, 2023, our principal source of liquidity was $43.6 million, which consisted of cash, restricted cash and cash equivalents of $39.3 million and investments of $4.3 million. In the nine months ended September 30, 2023, cash, restricted cash and cash equivalents decreased by $2.0 million and investments decreased by $7.2 million. The decrease in cash, restricted cash and cash equivalents of $2.0 million in the nine months ended September 30, 2023 was primarily due to net cash used in investing activities of $4.8 million and the effect of exchange rate changes of $1.4 million, partially offset by cash provided by financing activities of $2.2 million and net cash provided by operating activities of $2.0 million. As of September 30, 2023, we and our consolidated joint ventures in China held approximately $30.2 million in cash and investments in foreign bank accounts.

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

Net cash provided by operating activities of $2.0 million for the nine months ended September 30, 2023 was primarily comprised of a net change of $6.8 million in operating assets and liabilities, the adjustment for non-cash items of depreciation and amortization of $6.4 million, return of equity method investments (dividends) of $3.7 million, stock-based compensation of $2.7 million and deferred tax assets of $0.1 million, partially offset by net loss before income attributable to noncontrolling interest and redeemable noncontrolling interests of $15.4 million and income from equity method investments of $2.3 million.

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

Net cash used in investing activities of $4.8 million for the nine months ended September 30, 2023 was primarily from the purchase of property, plant and equipment of $11.2 million and investments in non-marketable equity investments of $1.9 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $7.4 million and proceeds from sale of equity securities of $0.8 million.

Net cash used in investing activities of $25.5 million for the nine months ended September 30, 2022 was primarily from the purchase of property, plant and equipment of $28.8 million and purchases of available-for-sale debt securities of $2.2 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $5.4 million.

Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2023, which consisted of proceeds from short-term loans of $42.2 million, a capital increase in subsidiary shares from noncontrolling interests of $0.7 million and common stock options exercised of $10,000, partially offset by repayment of short-term loans of $40.7 million.

Net cash provided by financing activities was $35.3 million for the nine months ended September 30, 2022, which consisted of proceeds from short-term loans of $42.4 million, a capital increase in subsidiary shares from noncontrolling interest of $2.2 million and common stock options exercised of $0.5 million, partially offset by repayment of short-term loan of $9.8 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the nine months ended September 30, 2023, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2023, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

For the nine months ended September 30, 2023 and 2022, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $3.7 million and $2.9 million, respectively. For the nine months ended September 30, 2023 and 2022, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $0, respectively. For the nine months ended September 30, 2023, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Bank loan” in our condensed consolidated balance sheets. The following table represents bank loans as of September 30, 2023 and December 31, 2022 (in thousands, except interest rate data):

		Loan	Interest			December 31,	September 30,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2022	2023
Tongmei	Bank of China (1)	$2,108	2.7%	September-22	March-23	$2,175	$-
		3,935	4.6%	January-22	January-23	4,059	-
		1,405	4.2%	April-22	April-23	1,450	-
	Bank of China (5)	1,848	3.5%	January-23	January-24	-	1,741
		2,184	2.8%	March-23	March-24	-	2,056
		376	2.7%	September-23	September-24	-	376
	Bank of China (3)	2,911	3.5%	January-23	January-24	-	2,746
	Bank of Communications (2)	1,405	3.3%	January-22	January-23	1,450	-
		1,405	3.3%	January-22	January-23	1,450	-
	Bank of Communications (5)	1,450	3.3%	December-22	December-23	1,450	1,373
		1,455	3.3%	January-23	January-24	-	1,373
		1,380	3.8%	May-23	May-24	-	1,373
		1,373	3.8%	July-23	May-24	-	1,373
	China Merchants Bank (5)	4,367	3.7%	January-23	January-24	-	4,112
	Bank of Beijing (4)	3,192	4.2%	May-22	May-23	3,292	-
		2,290	4.2%	January-23	January-24	-	2,157
		3,541	3.2%	June-23	May-24	-	3,522
		1,380	3.2%	June-23	February-24	-	1,373
	Industrial Bank (5)	5,621	4.4%	June-22	June-23	5,798	-
		2,811	4.4%	September-22	September-23	2,900	-
		2,757	4.3%	June-23	June-24	-	2,744
		2,744	4.3%	July-23	July-24	-	2,744
		2,744	4.3%	September-23	September-24	-	2,744
	NingBo Bank (5)	1,405	4.8%	June-22	June-23	1,450	-
		1,405	4.8%	August-22	August-23	1,450	-
		1,405	4.8%	September-22	September-23	1,450	-
		1,406	4.5%	November-22	November-23	1,450	1,373
		2,900	4.5%	December-22	December-23	2,900	-
		1,382	4.5%	January-23	January-24	-	1,303
		2,744	4.2%	August-23	September-24	-	2,744
	Industrial and Commercial Bank of China (5)	5,621	3.2%	September-22	July-23	5,800	-
		2,744	3.3%	September-23	September-24	-	2,744
	NanJing Bank (5)	2,811	4.3%	September-22	September-23	2,899	-
		1,265	4.3%	November-22	November-23	1,305	1,234
BoYu	Industrial and Commercial Bank of China (6)	1,450	2.8%	December-22	December-23	1,450	1,373
	Bank of China (5)	1,204	2.4%	January-23	January-24	-	1,134
	NingBo Bank (5)	703	4.8%	September-22	March-23	725	-
		1,406	3.6%	November-22	May-23	1,450	-
		725	4.8%	December-22	June-23	725	-
		690	3.7%	May-23	November-23	-	688
		690	3.7%	June-23	December-23	-	688
	Industrial Bank (5)	688	3.6%	September-23	September-24	-	688
	Loan Balance					$47,078	$45,776

Collateral for the above bank loans and line of credit

(1)	Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing, China.
(2)	ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China.
(3)	ChaoYang LiMei time deposit.
(4)	AXT time deposit.
(5)	Not collateralized.
(6)	BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable.

On July 27, 2021, we filed with the SEC a registration statement on Form S-3 (the “Shelf Registration Statement”), pursuant to which we may offer up to $60 million of common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts and/or units in one or more offerings and in any combination. A prospectus supplement, which we will provide each time we offer securities, will describe the specific amounts, prices and terms of the securities we determine to offer. We currently expect to use the net proceeds from the sale of securities under the Shelf Registration Agreement for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the net proceeds to acquire, license or invest in complementary products, technologies or businesses. On May 17, 2022, the SEC declared the Shelf Registration Statement effective.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of September 30, 2023 and December 31, 2022, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash, cash equivalents and restricted cash earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	September 30,	Interest	Interest	Decline	Increase
Instrument	2023	Rate	Income	Income	Income
Cash, cash equivalents and restricted cash	$39,300	0.53%	$208	$187	$229
Investments in marketable debt securities	4,270	1.82%	78	70	86
			$286	$257	$315

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. No customers accounted for 10% of our accounts receivable balance as of September 30, 2023 and two customers accounted for more than 10% of our accounts receivable as of December 31, 2022.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for otherthan-temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over the raw material company’s operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other-than-temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investments under the equity method as of September 30, 2023 and December 31, 2022 totaled $13.2 million and $14.6 million, respectively. Our minority investment under the fair value method as of September 30, 2023 and December 31, 2022 totaled $0.6 million and $0, respectively. See Note 7 for a discussion on the new fair value method investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our gross margin has fluctuated from period to period as a result of increases or decreases in total revenue, unit volume, shifts in product mix, shifts in the cost of raw materials, costs related to the relocation of our gallium arsenide and germanium production lines, including costs related to hiring additional manufacturing employees at our new locations, tariffs imposed by the U.S. government, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These factors and other variables change from period to period and these fluctuations are expected to continue in the future. For example, in the third quarter of 2022 our gross margin was 42.0% but it dropped to 10.7.0% in the third quarter of 2023 as a result of several of these factors.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns, including as a result of the COVID-19 pandemic. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In the second quarter of 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown, which could have required our manufacturing facilities in Beijing to close temporarily. Although some apartment complexes were locked down there was no city-wide lockdown. In December 2022, the PRC government ended its zero-COVID policy. Further, we have increased capacity by adding two new sites and this could reduce our utilization rate and increase our depreciation charges. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended September 30, 2023, our revenue dropped to $17.4 million and our gross margin was only 10.7%.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. In the first three quarters of 2023 we paid approximately $768,000 in tariffs. In the years ended December 31, 2022, 2021 and 2020 we paid approximately $3.3 million, $1.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

Our operations and financial results depend on worldwide economic and political conditions and their impact on levels of business spending, which has deteriorated significantly in many countries and regions. Uncertainties in the political, financial and credit markets and U.S. financial system may cause our customers to postpone deliveries. The COVID-19 virus is an additional cause of uncertainty. Additionally, U.S. bank failures in 2023 may affect our customers. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates. Because the end users of our products are primarily large companies whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. For example, global business conditions deteriorated in the second half of 2022. In the second quarter of 2022, our revenue totaled $39.5 million. In the fourth quarter of 2022, our revenue declined to $26.8 million and in the third quarter of 2023, our revenue further declined to $17.4 million. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

If demand for the end-user applications for which our products are used decreases, or if manufacturers downstream in our supply chain are unable to develop, market and sell their products, demand for our products will decrease. For example, during 2019 widespread political and economic instability and trade war concerns resulted in a general slowdown and our revenue decreased significantly. Additionally, in the second half of 2016, manufacturers producing and selling passive optical network devices known as EPONs and GPONs experienced a slowdown in demand resulting in surplus inventory on hand. The slowdown persisted until late in 2017. This resulted in a slowdown of sales of our InP substrates used in the PON market. More recently, global business conditions deteriorated, beginning in the second half of 2022. In the second quarter of 2022, our revenue totaled $39.5 million. In the fourth quarter of 2022 our revenue declined to $26.8 million, in the second quarter of 2023, our revenue declined to $18.6 million and in the third quarter of 2023, our revenue further declined to $17.4 million. We expect similar cycles of strong demand followed by lower demand will occur for various InP, GaAs or Ge substrates in the future.

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

We have made direct investments or investments through our subsidiaries in raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have significant influence over every one of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment which would have a negative impact on our results of operations. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially owned suppliers, writing down our investment to zero value. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we had a 25% ownership interest, writing down our investment to zero value. During the second quarter of 2023, JiYa assessed one of its equity investments was fully impaired, leading it to write the asset down to zero. This resulted in a $754,000 impairment charge in our financial results for the quarter ended June 30, 2023. A significant decline in the selling prices of raw materials began in 2015 and weakened some of these companies and their losses negatively impacted our financial results for several years. Further, the increasing concern and restrictions in China of hazardous chemicals and other hazardous elements could result in orders to shut down permanently, fines or other severe measures. Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines, or operating losses, which would have a material adverse effect on our financial results.

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

On July 3, 2023, China adopted new export control regulations on gallium- and germanium-related materials, effective as of August 1, 2023, which require Tongmei to proceed to immediately seek permits from the applicable Chinese authorities to export gallium and germanium substrates. Indium phosphide substrates are not included in the new export control regulations, and, therefore, exports of indium phosphide will not require export approvals as part of these regulations. While Tongmei has received its initial China export permits to resume shipping gallium arsenide and germanium substrates to certain customers, there can be no assurances that Tongmei will continue to receive China export permits to resume shipping gallium arsenide and germanium substrates to other customers or that China will not adopt additional export control regulations that affect our business, financial condition and results of operations.

All of our wafer substrates are manufactured in China and in the years 2022, 2021 and 2020, approximately 14%, 10% and 10% of our revenue were generated by sales to customers in North America, primarily in the U.S, respectively. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the first three quarters of 2023 we paid approximately $768,000 in tariffs. In the years 2022, 2021 and 2020, we paid approximately $3.3 million, $1.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic and political conditions or low or negative growth in China, Europe or the United States, along with volatility in the financial markets and U.S. financial system, increasing national debt and fiscal concerns in various regions and the adoption and availability of fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. In addition, tariffs, trade restrictions, trade wars, high levels of inflation, rising interest rates, the Russian invasion of Ukraine, the Middle East conflict, Brexit, heightened tensions between the U.S. and China, and U.S. bank failures in 2023, among other factors, are creating an unstable environment and can disrupt or restrict commerce. Although we remain well-capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets. Volatility in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

We manufacture our substrates in China and, in the nine months ended September 30, 2023, approximately 91% of our sales were to customers located outside the United States. Further, we have partial ownership of raw material companies in China as part of our supply chain. The United States’ current foreign policy has created uncertainty and caution in the international business community, resulting in disruptions in manufacturing, import/export, trade tariffs, sales, investments and other business activity. Such disruptions have had an adverse impact on our financial performance and could continue in the future.

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

Our international operations create a risk of potential adverse tax consequences. Taxes on income in our China-based companies are dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm's length basis. Due to inconsistencies among taxing authorities in application of the arm's length standard, transfer pricing challenges by tax authorities could, if successful, materially increase our consolidated income tax expense. We are subject to tax audits in China and an audit could result in the assessment of additional income tax against us. This could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods. Various taxing agencies in China are increasingly focused on tax reform and other legislative action to increase tax revenue. In addition to risks regarding income tax we have in the past been retroactively assessed value added taxes (“VAT” or “sales tax”) and such VAT assessments could occur again in the future.

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

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of AXT, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: November 9, 2023	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)