Form 10-K
period 2023-12-31
AXT INC
filed 2024-03-15
CIK 1051627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ◻ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $3.44 for the common stock on June 30, 2023 as reported on the Nasdaq Global Select Market, was approximately $117,469,192. Shares of common stock held by each officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2024, 44,248,248 shares, $0.001 par value, of the registrant’s common stock were outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to our annual meeting of stockholders to be held on May 16, 2024 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K of AXT, Inc. (“AXT”, “the Company”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, including the use of InP wafer substrates in artificial intelligence (“AI”) applications, the development and adoption of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, ramping production at our new sites, potential severance costs with respect to any reduction in our work force, our ability to have new customers qualify substrates from our manufacturing locations in China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Additionally, statements regarding completing steps in connection with the proposed listing of shares of our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), being accepted to list shares of Tongmei on the STAR Market, the timing and completion of such listing of shares of Tongmei on the STAR Market are forward looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report. Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, geopolitical tensions, export restrictions in China, the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the Company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this report. These uncertainties and factors include, but are not limited to: the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and the listing of shares of Tongmei on the STAR Market, continued open access to companies to list shares on the STAR Market, investor enthusiasm for new listings of shares on the STAR Market and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China; COVID-19 or other outbreaks of a contagious disease; the availability of current COVID-19 vaccines; tariffs and other trade war issues; export restrictions in China; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Annual Report on Form 10-K, including those set forth under the section entitled “Risk Factors” in Item 1A below. All forward-looking statements are based upon management’s views as of the date of this annual report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this annual report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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

Item 1. Business

AXT is a worldwide materials science company that develops and produces high-performance compound and single element semiconductor substrates, also known as wafers. Two of our consolidated subsidiaries produce and sell certain raw materials some of which are used in our substrate manufacturing process and some of which are sold to other companies.

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

InP is a high-performance semiconductor wafer substrate used in broadband and fiber optic applications, 5G infrastructure and data center connectivity. Data centers use InP devices for high-speed optical data transmission. We believe the growth of AI applications will increase the need for high-speed data transfer which may lead to an increase in InP substrate demand from such data centers. Currently, InP substrates are being used in certain consumer products, including proximity sensors in mobile devices, biometric wearables and other health monitoring applications. In recent years, InP demand has increased. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, such as light emitting diodes (LEDs) that are used in a wide range of applications including automotive lighting, horticulture, signage, display, sensors and machine vision. Semi-conducting GaAs substrates are also used in making industrial lasers. GaAs wafers could also be used for making vertical cavity surface emitting lasers (VCSELs) for facial recognition and micro-LEDs targeting improved screen technology. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

Our supply chain strategy includes several consolidated raw material companies. One of these consolidated companies produces pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots, effusion rings when growing OLED (Organic Light Emitting Diode) tools, epitaxial layer growth in MOCVD (Metal-Organic Chemical Vapor Deposition) reactors and MBE (Molecular Beam Epitaxy) reactors. We use these pBN crucibles in our own ingot growth processes and they are also sold in the open market to other companies. A second consolidated company converts raw gallium to purified gallium. We use purified gallium in producing our GaAs substrates and it is also sold in the open market to other companies for use in producing magnetic materials, high temperature thermometers, single crystal ingots, including gallium arsenide, gallium nitride, gallium antimonite and gallium phosphide ingots, and other materials and alloys. In addition to purified gallium, the second consolidated company also produces InP base material which we then use to grow single crystal ingots. Our substrate product group generated 63%, 79%, and 75% of our consolidated revenue and our raw materials product group generated 37%, 21%, and 25% for 2023, 2022, and 2021, respectively.

The following chart shows our substrate products and their materials, diameters and illustrative applications and shows our raw materials group primary products and their illustrative uses and applications.

Products
Substrate Group and Wafer Diameter	Sample of Applications
Indium Phosphide	• Data center connectivity using light/lasers
(InP)	• High-speed data transfer in data centers to support AI applications
2”, 3”, 4”	• 5G communications
• Fiber optic lasers and detectors
• Consumer devices
• Passive Optical Networks (PONs)
• Silicon photonics
• Photonic Integrated circuits (PICs)
• Thermo-Photovoltaics (TPV’s)
• RF amplifier and switching (military wireless & 5G)
• Infrared light-emitting diode (LEDs) motion control
• Lidar for robotics and autonomous vehicles
• Infrared thermal imaging
Gallium Arsenide	• Wi-Fi devices
(GaAs - semi-insulating)	• IoT devices
1”, 2”, 3”, 4”, 5”, 6”	• High-performance transistors
• Direct broadcast television
• Power amplifiers for wireless devices
• Satellite communications
• High efficiency solar cells for drones and automobiles
• Solar cells
Gallium Arsenide	• High brightness LEDs
(GaAs - semi-conducting)	• Screen displays using micro-LEDs
1”, 2”, 3”, 4”, 5", 6”,8’	• Printer head lasers and LEDs
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
• Used as effusion rings when growing OLED tools
pBN insulating parts	• Used in MOCVD reactors
• Used when growing epitaxial layers in Molecular Beam Epitaxy (MBE) reactors

All of our substrate products and raw material products are manufactured in the People’s Republic of China (PRC or China) by our PRC subsidiaries and PRC joint ventures material companies. The PRC generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of raw material companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. In the event of industry-wide supply shortages we believe our vertically integrated supply chain strategy will be even more advantageous. Our raw material companies produce materials, including raw gallium (4N Ga), high purity gallium (6N and 7N Ga), starting material for InP, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles, and boron oxide (B2O3). We have board representation in all of these raw material companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operations, or financial decisions, of such companies. We use the equity method to account for companies in which we have noncontrolling financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

In 2015, the Beijing city government announced its decision to move most of its offices into the district where our original manufacturing facility is currently located (the Tongzhou district) and the Beijing city government has moved thousands of government employees into this district. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. A large park, named Green Heart City Park, was built across the street from our facility and Universal Studios has developed an amusement park within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including Tongmei, to relocate all or some of their manufacturing lines. We were instructed to relocate our gallium arsenide manufacturing lines. For reasons of manufacturing efficiency, we elected to also move part of our germanium manufacturing line. Our indium phosphide manufacturing line, as well as various administrative and sales functions, remain primarily at our original site.

Begun in 2017, the relocation of our gallium arsenide production lines is now completed. Our PRC subsidiary, Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), entered into volume production in 2020. To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages. By December 31, 2019, we had ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and transferred 100% of our ingot production to the new manufacturing facility of our PRC subsidiary, ChaoYang Tongmei Xtal Technology Co., Ltd., (“ChaoYang Tongmei”), in Kazuo, a city approximately 250 miles from Beijing. We transferred our wafer processing equipment for gallium arsenide to Baoding Tongmei’s new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing. These new facilities enabled us to expand capacity and upgrade some of the equipment. In 2021 and 2022, we added additional equipment, including certain more advanced equipment. We have also invested in additional buildings to complement the initial construction and add capacity as needed. Our PRC subsidiaries also acquired sufficient land to enable them to add facilities, if needed in the future. We believe our success in the relocation and our ability to add capacity in the future gives us competitive advantages. In addition, a new level of technological sophistication in our manufacturing capabilities is enabling us to support the major trends that we believe are likely to drive demand for our products in the years ahead.

New customer qualifications and expanding capacity as needed require us to continue to diligently address the many details that arise at each of our sites. A failure to properly accomplish this could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification and volume requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

On November 16, 2020, we announced a strategic initiative to access China’s capital markets by beginning a process to list shares of Tongmei in an initial public offering (the “IPO”) on the STAR Market, an exchange intended to support innovative companies in China. We formed and founded Tongmei in 1998 and believe Tongmei has grown into a company that will be an attractive offering on the STAR Market. To qualify for a STAR Market listing, the first major step in the process was to engage private equity firms in China (“Investors”) to invest funds in Tongmei. By December

31, 2020, Investors, which consist of 10 private equity funds, had entered into two sets of definitive transaction documents, each consisting of a capital increase agreement along with certain supplemental agreements in substantially the same form (collectively, the “Capital Investment Agreements”), with Tongmei for a total investment of approximately $48.1 million. The currency used in the investment transactions was the Chinese renminbi, which has been converted to approximate U.S. dollars for this Annual Report on Form 10-K. The remaining investment of approximately $1.5 million of new capital was funded in January 2021. The government approved the approximately $49 million investment in its entirety on January 25, 2021. In exchange for an investment of approximately $49 million, the Investors received a 7.28% redeemable noncontrolling interest in Tongmei.

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

Tongmei submitted its IPO application to the Shanghai Stock Exchange in December 2021 and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and therefore is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei hopes to accomplish this goal in the coming months. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

An early step in the STAR Market IPO process involved certain entity reorganizations and alignment of assets under Tongmei. In this regard our two consolidated raw material companies, Nanjing JinMei Gallium Co., Ltd. (“JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”) and their subsidiaries were assigned to Tongmei in December 2020. As of June 30, 2021, AXT-Tongmei, Inc., a wholly owned subsidiary of AXT, was assigned to Tongmei. The assignment to Tongmei of JinMei and BoYu and their subsidiaries, and AXT-Tongmei, Inc. increased the number of customers and employees attributable to Tongmei as well as increased Tongmei’s consolidated revenue.

We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities (“VIEs”). Recent statements and regulatory actions by China’s government on the use of VIEs and data security or anti-monopoly concerns have not impacted our ability to conduct our business or continue to list our common stock on the Nasdaq Global Select Market.

The following organization chart depicts the consolidated structure as of December 31, 2023.

The businesses of our PRC subsidiaries and PRC joint ventures are subject to complex and rapidly evolving laws and regulations in the PRC, which can change quickly with little advance notice. The PRC government is a single party form of government with virtually unlimited authority and power to intervene in or influence commercial operations in China. In the past, we have experienced such intervention or influence by the PRC government and a change in the rules and regulations in China when we were instructed by the Beijing municipal government to relocate part of our manufacturing facility in Beijing and expect that such intervention or influence or change in the rules and regulations in China could occur in the future.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States and we expect the volume to increase. In 2023, 2022 and 2021, we paid approximately $1.0 million, $3.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

Effective as of August 1, 2023, the PRC government instituted a requirement for export licenses for gallium and germanium-related materials and the derivative products using these materials. Tongmei is required to apply for export licenses for gallium arsenide and germanium wafer substrates and each application must state the end use of the product exported. These regulations have required a new level of administration by Tongmei. In some cases, the PRC government has not issued the requisite licenses and our shipments have been delayed.

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We licensed to our PRC subsidiaries intellectual property and received from our PRC subsidiaries royalty payments or one-time fees. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. In the past, we sold to our PRC subsidiaries capital equipment that we purchased at the request of our PRC subsidiaries and for which we were reimbursed by the applicable PRC subsidiary. In recent years, Tongmei purchases capital equipment from suppliers in Taiwan, Japan, China, Europe or South Korea. Third, our PRC subsidiaries and PRC joint ventures pay dividends to entities within the Company’s corporate structure. For the years ended December 31, 2023, 2022 and 2021, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $4.3 million, $2.9 million and $774,000, respectively. For years ended December 31, 2023 and 2022, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $0, respectively. In the year ended December 31, 2023, we continued the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute earnings to our investors under our corporate structure.

The cash generated from one PRC subsidiary is not used to fund another PRC subsidiary’s operations. None of our PRC subsidiaries has ever faced difficulties or limitations on its ability to transfer cash between our subsidiaries. We have cash management policies that dictate the amount of such funding.

We are subject to a number of unique legal and operational risks associated with our corporate structure, any of which could result in a material change in our operations and/or the value of our common stock or cause the value of such securities to significantly decline or be worthless. Please carefully read the “Risk Factors” in this Annual Report on Form 10-K in Item 1A below, including Category III, “Risks Related to International Aspects of Our Business”. In particular, the following risk factors address issues associated with our corporate structure:

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

Our independent registered public accounting firm is BPM LLP (“BPM”), which is registered with the PCAOB. The Holding Foreign Companies Accountable Act (the “HFCA Act”) requires that the PCAOB determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong because of positions taken by PRC authorities in those jurisdictions. BPM is headquartered in the United States and not in the PRC or Hong Kong. As such, BPM is subject to the determinations announced by the PCAOB. Accordingly, the Company does not expect the HFCA Act, the Accelerating Holding Foreign Companies Accountable Act and the related regulations to affect the Company and does not expect to be identified by the Securities and Exchange Commission, or SEC, under the HFCA Act. On December 15, 2022, the PCAOB vacated its 2021 determinations that the positions taken by authorities in the PRC and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. See “Although the audit report is prepared by an independent registered public accounting firm that is currently inspected fully by the PCAOB, there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB” under the section entitled “Risk Factors” in Item 1A below for further information on risks related to our foreign operations and dependence.

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

InP is a high-performance semiconductor wafer substrate used in broadband and fiber optic applications, 5G infrastructure and data center connectivity. Data centers use InP devices for high-speed optical data transmission. We believe the growth of AI applications will increase the need for high speed data transfer, which may lead to an increase in InP substrate demand from such data centers. Currently, InP substrates are being used in certain consumer products, including proximity sensors in mobile devices, biometric wearables and other health monitoring applications. In recent years, InP demand has increased. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, including light emitting diodes (LEDs) that are used for a wide range of applications including automotive lighting, horticulture, signage, display, sensors and machine vision. They are also used in making industrial lasers. GaAs wafers could also be used for making vertical cavity surface emitting lasers (VCSELs) for facial recognition and micro-LEDs targeting improved screen technology. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

The AXT Advantages

We believe that we benefit from the following advantages:

●	We believe our InP substrates are best in class. We believe our InP substrates have the lowest defect densities and lowest stress and slip lines on the market and are best in class. Our InP substrates enable our customers to achieve the highest wafer fab and device yields. We have developed a strong base of proprietary InP technology that we continue to expand. There are significant barriers to entry in the InP substrate market and currently there are only three primary suppliers, including AXT.

Further, we believe we can be the dominant supplier in the emerging 6-inch diameter market. Already, our InP substrates have reached production in at least two well-known consumer products. Also, one of our largest data center upgrade customers works closely with us as a partner. Our advantages increase with larger diameters, which the industry is starting to demand, and we believe our superior technology will converge with new demands from data centers that are driven by AI applications, additional consumer application wins and other data center and 5G/telecom applications.

●	New facilities, equipment and added capacity. We believe we are the only company in our industry to have added significant new facilities, equipment and capacity in recent years. Although current customers and prospective customers previously viewed our relocation process as a risk, we believe our success in managing this process now positions us as the “go to” supplier with a state of the art manufacturing line, a proven ability to add capacity and a commitment to continuous improvement.

●	We believe that we are the only compound semiconductor substrate supplier to have a position in raw materials. We believe this provides us with a more reliable supply of, and shorter lead-times for, the raw materials central to our final manufactured products. Customers find this business model attractive. Revenue from the sale of raw materials provides further diversity in our customer base and business model.
●	Unique access to capital if needed to expand capacity. We believe the combination of access to both the U.S. and China capital markets presents a strong position to our customers and gives us an advantage over our competitors.
●	Low-cost manufacturing operation in China. Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to costs of comparable facilities and labor in the United States, Japan or Europe. Our primary competitors have their major manufacturing operations in Germany or Japan.
●	Key provider of low defect density GaAs wafer substrates. In recent years customer demand for low etch pit density (“EPD”) GaAs wafer substrates has increased. The most recent example is the requirement for 8-inch wafers GaAs. The requirement of low EPD is a barrier to entry and we believe there are a limited number of potential substrate providers that can meet this requirement, including AXT. We believe the quality of our low EPD wafers will enable us to support new applications and generate additional revenue.
●	Proprietary process technology drives manufacturing. In our industry, the single crystal growth process and the wafer manufacturing process incorporate proprietary process technology. We have a substantial body of proprietary process technology and we believe this gives us a competitive advantage, especially in InP. This also creates a barrier to entry.
●	Our team. We have a strong technical sales support team that engages with our customers and understands their product requirements. A significant percentage of the members of our team that engage with customers have advanced degrees in physics or materials science. We are known in the marketplace to be knowledgeable and responsive.

Strategy

Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates. Key elements of our strategy include:

●	Promote our strengths in InP. As cloud-based data centers continue to combine integrated circuits and InP-based lasers to transfer data through light, we believe there will be increased demand for InP substrates. We intend to promote our capabilities as we believe we provide “best in class” InP wafers. On the horizon, AI will use InP for high-speed data transmission. Other applications could include driverless cars, 5G in cell phones and health and well-being biometric wearables.

●	Promote flagship products: 8-inch GaAs and 6-inch InP. We intend to promote our technological strengths by showcasing our success in developing larger diameter wafers. Our 8-inch GaAs product has crossed several milestones and is now shipping in small quantities. The InP development will initially target a consumer market.
●	Expand our recycling program. We have successfully deployed InP recycling and have developed a recycling program for GaAs. Recycling can lower our manufacturing costs and it is also good for the environment. Some customers require recycling programs.
●	Showcase our new facilities. With travel restrictions largely removed, we plan to host more customers that tour our facilities. We had several very positive visits in 2023 and plan to increase the number of visits in 2024.

●	Strengthen our raw materials supply chain. The supply and demand equation for specialty materials can be complex and volatile. Over the years, we have established or invested in raw material companies in China that are an integral part of our supply chain. We will continue to provide strategic support to these companies and they, in turn, will continue to be the backbone of our supply chain. We have identified some new steps that will make our supply chain even stronger.
●	Offer diverse products, including custom products. We believe AXT has a reputation in the market for providing a broad range of products, including custom products that are supported by a team of technical sales support professionals, the majority of whom hold advanced graduate degrees in physics or materials science. We plan to further promote this brand image as a way to differentiate ourselves in the market. We believe this strategy will lead to a more diverse customer base and higher revenue volumes.
●	Increase manufacturing efficiencies. The recent industry-wide inventory corrections and reduced manufacturing volumes impacted our manufacturing efficiencies. We will seek to continue to leverage our China-based manufacturing advantages by increasing efficiencies in our manufacturing methods, systems and processes. We promote the concept and practice of continuous improvement within our company culture.
●	Materials of the future. The specialty materials substrate market is dynamic and subject to continued changes and cycles. We plan to use our deep knowledge and experience in specialty materials and wafer substrates to seek new applications for existing substrates in our portfolio and explore additional materials that may be synergistic with our knowledge base, customer needs and manufacturing lines.

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

Crystal growth process technology frequently contains steps and procedures that are considered proprietary trade secrets held by the manufacturer, often including methods to control the temperature within the crucible. InP crystal growth relies on extreme pressure within the crucible. As such it requires not only temperature control methodologies, but also pressure control and stabilization process methodologies, many of which AXT considers proprietary trade secrets. It is this combination of variables and the required methods to control them that create a barrier to entry. We believe our long-term investment in research and development has resulted in a substantive body of proprietary knowledge.

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

Products

We have two product lines: specialty material substrates and raw materials integral to these substrates. We design, develop, manufacture and distribute high-performance semiconductor substrates, also known as wafers. Through our consolidated subsidiaries in our supply chain, we also sell certain raw materials. InP is a high-performance semiconductor substrate used in fiber optic lasers and detectors, passive optical networks (PONs), telecommunication, 5G infrastructure, metro and data center connectivity, silicon photonics data center upgrades, photonic ICs (PICs), terrestrial solar cell (CPV), lasers, RF amplifiers, infrared motion control and infrared thermal imaging. On the horizon, we believe InP wafers will be used in artificial intelligence hardware architecture for high-speed data transmission. We make semi-insulating GaAs substrates used in making semiconductor chips in applications such as power amplifiers for wireless devices and high-performance transistors. Our semi-conducting GaAs substrates are used to create opto-electronic products, which include High Brightness LEDs that are often used to backlight wireless handsets and LCD TVs and for automotive, signage, display and lighting applications, as well as high power industrial lasers for material processing (welding, cutting, drilling, soldering, marking and surface modification). Our semi-conducting GaAs substrates can be used to make micro-LEDs for advanced screen technologies and to create opto-electronic products for 3-D facial recognition sensing using VCSELs. Ge substrates are used in emerging applications, such as triple junction solar cells for space and terrestrial photovoltaic applications and for optical applications.

Substrates. We currently sell compound substrates manufactured from InP and GaAs, as well as single-element substrates manufactured from Ge. Many of our customers require customized specifications, such as special levels of iron or sulfur dopants or a special wafer thickness. We supply InP substrates in two-, three- and four-inch diameters, and are developing six-inch diameter InP substrates. We supply Ge substrates in two-, four- and six-inch diameters. We supply both semi-insulating and semi-conducting GaAs substrates in one-, two-, three-, four-, five- and six-inch diameters. More recently we have successfully developed 8-inch GaAs wafers and are selling them in small quantities.

Raw Materials. Our consolidated raw material subsidiaries produce and sell certain raw materials, some of which are used in our substrate manufacturing process and some of which are sold to other companies. One of these consolidated companies produces pBN crucibles and the other consolidated company converts raw gallium to purified gallium and produces InP base material. A third newly formed subsidiary will focus on production and sale of arsenic.

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

We have at times sold a significant portion of our products in any particular period to a limited number of customers. No customer represented more than 10% of our revenue for the years ended December 31, 2023 and 2021 and one customer, Landmark, represented 15% of our revenue for the year ended December 31, 2022. Our top five customers, although not the same five customers for each period, represented 25% of our revenue for the year 2023, 34% of our revenue for 2022 and 26% of our revenue for 2021.

For the year ended December 31, 2023, three customers of our consolidated subsidiaries, in aggregate, accounted for 31% of raw material sales. For the year ended December 31, 2022, three customers of our consolidated subsidiaries, in aggregate, accounted for 29% of raw material sales and for the year ended December 31, 2021, three customers accounted for 28% of raw material sales. Our subsidiaries and consolidated raw material companies are a key strategic benefit for us as they further diversify our sources of revenue.

Manufacturing, Raw Materials and Supplies

We manufacture all of our products in China. We believe this location generally has favorable costs for facilities and labor compared to the United States or compared to the location of some of our competitors in Japan and Germany.

We use a two-stage wafer manufacturing process. The first stage deploys our VGF technology for the crystal growth of single element or compound element ingots in diameters currently ranging from one inch to eight inches. The growth process occurs in high temperature furnaces built using our proprietary designs. Growing the crystalline elements into cylindrical ingots takes a number of days, depending on the material, the diameter and length of the ingot produced. The crystal growth stage utilizes AXT proprietary process technology. The second stage includes slicing or sawing the ingot into wafers or substrates, then processing each substrate to strict specifications, including grinding to reduce the thickness, beveling the edges, and then polishing and cleaning each substrate. Many of the wafer processing steps use chemical baths and properly cleaning the wafer is a critical process. The wafer processing stage also utilizes AXT proprietary process technology.

Wafers from each ingot will include some material that does not meet specifications or quality standards. Defects may occur as a result of inherent factors in the materials used in the crystalline growth process. They may also result from variances in the manufacturing process. We have many steps in our manufacturing line that are partially or fully automated but other manufacturing steps are performed manually. We intend to increase the level of automation, particularly in cleaning the wafers. Due to potential defects, yield is a key factor in our manufacturing cost. Other key elements are the initial cost of the raw material elements, manufacturing equipment, factory loading, facilities and labor.

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

Recycling

We developed a proprietary process technology that enables us to recycle remnants of indium phosphide processing material. The process was introduced into manufacturing in 2022. The process involves capturing certain InP waste materials generated in the manufacturing process. These materials can then be re-processed and cycled back into the normal process procedures. Not only is this beneficial for environmental reasons, it also reduces our total material costs and, ultimately, improves our gross margin. We have also developed a recycling process for gallium arsenide and expect to deploy it when final permits are issued.

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

International Sales. International sales are a substantial part of our business. Sales to customers outside North America (primarily the United States) accounted for approximately 90% of our revenue for 2023 and approximately 86% and 90% of our revenue during each of 2022 and 2021, respectively. The primary markets for sales of our substrate products outside of North America are to customers located in Asia and Western Europe.

Our raw material companies sell specialty raw materials including 4N, 5N, 6N, 7N and 8N gallium, boron oxide, germanium, arsenic, germanium dioxide, and pyrolytic boron nitride crucibles used, for example, in crystal growth processes, epitaxial layer growth in MBE reactors and manufacturing OLED rings. Each raw material company has its own separate sales force and sells directly to its own customers in addition to selling raw materials to us.

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

Certain micro devices, such as those used in industrial lasers, require GaAs wafers with very low EPD. Low EPD will also be required for GaAs 8-inch diameter wafers applications and InP wafers that will be used in certain high-end applications. Low EPD has been, and will remain, a focus in our research and development efforts.

Our current substrate research and development activities focus on continued development and enhancement of GaAs, InP and Ge substrates, including improved yield, enhanced surface and electrical characteristics and uniformity, greater substrate strength and increased crystal length. In 2015, we acquired proprietary wafer processing equipment from Hitachi Metals. The Hitachi Metals purchase includes a license covering the use of the proprietary equipment and Hitachi Metals’ proprietary wafer processing technology. A particular focus of the equipment and process technology is on cleaning the wafers. It is important to remove any residual cleaning agents from each wafer to ensure that the epitaxial growth process is not encumbered by residual chemicals on the wafer. We are also focused on developing 6-inch InP wafer substrates and on increasing yields on the recently developed 8-inch GaAs wafers substrates.

As a manufacturing company, we must constantly improve our manufacturing processes to remain competitive, and our research and development programs must be integrated into our manufacturing lines. All of our research and development is conducted at our manufacturing facilities and the process technology developed by the China teams over the last 20 years enables us to remain competitive and to provide high-quality wafer substrates to our customers. Our China research and development teams must continue to stay close to the manufacturing sites and develop new process steps, features and benefits. We believe our teams are fully capable of moving the process technology forward.

Our consolidated subsidiaries conduct research and development, focusing on gallium alloys, gallium refinement and pyrolytic boron nitride crucibles used in high temperature crystal growth.

We have assembled a multi-disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives. Research and development expenses were $12.1 million in 2023, compared with $13.9 million in 2022 and $10.3 million in 2021. Development work focusing on yield, continuous improvement and other matters related to our research and development efforts also occurs within regular manufacturing processes. These costs are included in our cost of revenue because it is difficult to isolate them as research and development.

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

We believe that the primary competitive factors in the markets in which our substrate products compete are:

●	quality;
●	low EPD;
●	price;
●	customer technical support;
●	performance;
●	meeting customer specifications; and
●	manufacturing capacity.

Our ability to compete in target markets also depends on factors such as:

●	the timing and success of the development and introduction of new products, including larger diameter wafers, and product features by us and our competitors;
●	the availability of adequate sources of raw materials;
●	protection of our proprietary methods, systems and processes;
●	protection of our products and processes by effective use of intellectual property laws; and
●	general economic conditions, which impact end markets using substrates.

A majority of our customers specialize in epitaxial growth, a complex series of chemical layers grown on top of our wafers. Our wafers cannot be used to make chips until the epitaxial layers are grown. Typically, our customer or prospective customer has at least two qualified substrate suppliers. Qualified suppliers must meet industry-standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, then price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet a customer’s current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose market share. Our primary competition in the market for compound and single element semiconductor substrates includes Sumitomo Electric Industries (“Sumitomo”), Japan Energy (“JX”), Freiberger Compound Materials (“Freiberger”), Umicore, China Crystal Technology Corp. (“CCTC”) and Vital Materials. We believe that at least two of our competitors are shipping high volumes of GaAs substrates manufactured using a process similar to our VGF technology. In addition, we also face competition from semiconductor device manufacturers that may use other specialty material substrates that are not GaAs, InP or Ge based materials and that are actively exploring alternative materials. For example, silicon-on-insulator (“SOI”) technology, a silicon wafer technology that produces satisfactory devices at lower cost, has been proven in the market. From 2012 to 2015, SOI technology displaced GaAs chips in key sectors, primarily the radio frequency (“RF”) switching function in cell phones.

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

Intellectual Property

Our success and the competitive position of our VGF technology depend on our ability to maintain the proprietary process technology secrets developed by teams in China and other intellectual property protections. We rely on a combination of patents, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. We believe that, due to the rapid pace of technological innovation in the markets for our products, our ability to establish and maintain a position of technology leadership depends as much on the skills of our research and development personnel in China as upon the legal protections afforded our existing technologies. To protect our trade secrets, we take certain measures to ensure their secrecy, such as executing non-disclosure agreements with our employees, customers and suppliers. However, reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed.

In addition to proprietary process trade secrets, we also file patents. To date, we have been issued 138 patents that relate to our VGF products and processes; 110 in China, 11 in the United States, 8 in Japan, 4 in Taiwan, 3 in the European Union, and 2 in Germany. Patents have a protected life of 20 years (or 10 years for utility model patents in China) from their filing dates. Our patents have expiration dates ranging from 2024 to 2038. In some cases we may consider filing divisional, continuation or continuation-in-part of the existing patents for additional claims. We have several patent applications pending in China, United States, and rest of the world. Furthermore, in aggregate, our consolidated raw material companies have been issued 112 patents in China, including 35 patents issued to JinMei, 66 patents issued to BoYu and 11 patents issued to ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”).

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

Environmental Regulations

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China, such as laws and regulations related to the development, manufacture and use of our products, the use of hazardous materials, the operation of our facilities, and the use of the real property. These laws and regulations govern the use, storage, discharge and disposal of hazardous materials during manufacturing, research and development and sales demonstrations. We maintain a number of environmental, health and safety programs that are primarily preventive in nature. As part of these programs, we regularly monitor ongoing compliance. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury, fines or suspension or be forced to cease our operations, and/or suspend or terminate the development, manufacture or use of certain of our products, the use of our facilities, or the use of our real property, each of which could have a material adverse effect on our business, financial condition and results of operations. The regulatory landscape shifts and changes in China as that country works to improve the environment. Because we manufacture all of our products in China, we are subject to an evolving set of regulations that could require changes in our equipment and processes, which may increase our capital expenditures and require us to obtain new permits. In 2017, China increased its focus on environmental concerns which increased pressure on manufacturing companies. During periods of severe air pollution in Beijing, manufacturing companies, including AXT, may be ordered by the local government to stop production for several days. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution.

Human Capital

As of December 31, 2023, AXT and Tongmei had 999 employees, which consisted of 24 employees in our headquarters in Fremont, California, one sales professional in France and 974 employees in our factories in China. In addition, our consolidated raw material companies had, in total, 457 employees. In aggregate, we and our consolidated raw material companies had 1,456 employees, of whom 1,044 were principally engaged in manufacturing, 177 in sales and administration and 235 in research and development. Of these 1,456 employees, 24, consisting of sales and marketing, accounting and finance, administration and corporate executives were located in the United States, one in France and 1,431 in China. Our employees in China are citizens of China, have families and pay taxes in China. We believe these factors are viewed favorably by government agencies in China.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care and paid time off. Most of our employees in China are represented by unions. As of December 31, 2023, 1,191 employees in China, including employees of our consolidated raw material companies, were represented by unions. We have never experienced a work stoppage and we consider our relations with our employees to be good.

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

Item 1A. Risk Factors

For ease of reference, we have divided these risks and uncertainties into the following general categories:

I.	Summary Risk Factors;
II.	Risks Related to Our Business and Operations;
III.	Risks Related to International Aspects of Our Business;
IV.	Risks Related to Our Financial Results and Capital Structure;
V.	Risks Related to Our Intellectual Property; and
VI.	Risks Related to Compliance, Environmental Regulations and Other Legal Matters.

I.	Summary Risk Factors
●	We are subject to a number of unique legal and operational risks associated with our corporate structure.
●	The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice.
●	Although the audit report included in this Annual Report is prepared by an independent registered public accounting firm who is currently inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.
●	Our NASDAQ stock price is volatile and our stock price could decline. Unpredictable fluctuations in our operating results, changes and events in our end markets and global trends cause volatility in our stock price.
●	COVID-19 or other contagious diseases may affect our business operations and financial performance. Lack of supply of current vaccines and resistance by some to be vaccinated could prolong COVID-19.
●	Global economic and political conditions, including trade tariffs, import-export restrictions, and other restrictions, may have a negative impact on our business and financial results.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing, including intermittent mandatory shutdowns. Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.
●	Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequence in China.
●	Our gross margin has fluctuated historically and may decline or increase due to several factors. Factors such as product mix, unit volume, yields and other manufacturing efficiencies can cause our gross margin to decrease or increase from quarter to quarter.
●	The proposed Tongmei IPO on the STAR Market in China could fail to be completed. This could result in investor disappointment and in failure to secure sufficient capital needed to take advantage of market opportunities for our products. Our stock price could decline.
●	The terms of the private equity raised by Tongmei in China grant each investor a right of redemption if the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the CSRC or Tongmei cancels the IPO application. This could result in disgorging the cash that we raised from the Investors.
●	Defects in our products could diminish demand for our products. Our ability to receive orders from tier one customers is contingent on producing wafer substrates of very high quality and deploying best practices in manufacturing. We may not always be able to meet these requirements and we could then lose revenue.
●	Difficulties in accurately estimating market demand could result in over-investing in inventory, equipment and capacity expansion or losing market share if we do not invest sufficiently.
●	Attracting and retaining tier one customers requires that we succeed in our research and development programs. Customers establish difficult to meet product specifications regarding defect densities, surface flatness, diameter size and other specifications pushing the boundaries of material science. We may not achieve these specifications.
●	We are subject to foreign exchange gains and losses that materially impact our consolidated statements of operations. Because we are a global company we are exposed to changes and swings in foreign exchange, particularly when currencies experience periods of volatility.
●	Joint venture raw material companies in China bring certain risks.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

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

Our gross margin has fluctuated from period to period as a result of increases or decreases in total revenue, unit volume, shifts in product mix, shifts in the cost of raw materials, costs related to the relocation of our gallium arsenide and germanium production lines, including costs related to hiring additional manufacturing employees at our new locations, tariffs imposed by the U.S. government, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These factors and other variables change from period to period and these fluctuations are expected to continue in the future. For example, in the third quarter of 2022 our gross margin was 42.0% but it dropped to 10.7% in the third quarter of 2023 as a result of several of these factors.

Our raw material companies experience selling price volatility and purchase price volatility in acquiring base materials. We consolidate the results of two of these raw material companies, and any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past sold, and may in the future sell, raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In addition, the market price of gallium dropped below our per unit inventory cost and we incurred an inventory write down under the lower of cost or net realizable value accounting rules.

Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns, including as a result of the COVID-19 pandemic. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including Tongmei, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. Further, we have increased capacity by adding two new sites and this could reduce our utilization rate and increase our depreciation charges. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended September 30, 2023, our revenue dropped to $17.4 million and our gross margin was only 10.7%.

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

Global economic and political conditions, including trade tariffs, import-export restrictions, and other restrictions, may have a negative impact on our business and financial results.

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. In the years ended December 31, 2023, 2022 and 2021 we paid approximately $1.0 million, $3.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

Our operations and financial results depend on worldwide economic and political conditions and their impact on levels of business spending, which has deteriorated significantly in many countries and regions. Uncertainties in the political, financial and credit markets and U.S. financial system may cause our customers to postpone deliveries. The COVID-19 virus remains an additional cause of uncertainty. Additionally, U.S. bank failures may affect our customers. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates. Because the end users of our products are primarily large companies whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. For example, global business conditions deteriorated in the second half of 2022. In the second quarter of 2022, our revenue totaled $39.5 million. In the fourth quarter of 2022, our revenue declined to $26.8 million and in the third quarter of 2023, our revenue further declined to $17.4 million. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

The spread of COVID-19 impacted our operations and financial performance. The outbreak of COVID has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. In December 2022, the PRC government ended its zero-COVID policy. If there is a renewed surge of the COVID-19 pandemic in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. were disrupted and this impacted our efficiency. In the future, if our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline.

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

The China central government has tightened control over hazardous chemicals and other hazardous materials. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations, but there may not be actual violations. Regular use in the normal course of business of hazardous chemicals or hazardous materials or a company’s failure to meet the ever-tightening standards for control of hazardous chemicals or hazardous materials could result in orders to shut down permanently, fines or other severe measures. Any such orders directed at one of our raw material companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines or operating losses, which would have a material adverse effect on our financial results.

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

Unforeseen manufacturing issues and restrictions at the new manufacturing sites could occur.

In 2015, the Beijing city government announced its decision to move most of its offices to the Tongzhou district where our original manufacturing facility is currently located. The Beijing city government has moved thousands of government employees into this district. To create room and upgrade the district, the government instructed virtually all existing manufacturing companies, including Tongmei, to relocate all or some of their manufacturing lines. We were instructed to move our gallium arsenide manufacturing lines out of the area.

Although the relocation is completed and we are in volume production at the new sites, unforeseen manufacturing issues and restrictions at the new sites could occur. Problems could occur as we add capacity or comply with strict guidelines as customers perform their qualifications. All of this will require us to continue to diligently address the many details that arise at each of our new sites. A failure to properly accomplish this could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification and volume requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

The Chinese government has in the past imposed temporary restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and the 2014 Asian Pacific Economic Cooperation event. These restrictions included a shutdown of the transportation of materials and power plants to reduce air pollution. To reduce air pollution in Beijing, the Chinese government has sometimes limited the construction of new, or expansion of existing, facilities by manufacturing companies in the Beijing area or required mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including Tongmei, were intermittently shut down by the local government for a total of ten days from February 27 to March 31 due to severe air pollution. If the government applies restrictions to us or requires mandatory factory shutdowns in the future, then such restrictions or shutdowns could have an adverse impact on our results of operations and our financial condition. Our ability to supply current or new orders could be significantly impacted. Customers could then be required to purchase products from our competitors, causing our competitors to take market share from us.

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

Our products are used to produce components for electronic and opto-electronic products. Accordingly, demand for our products is subject to the demand for end-user applications, including certain consumer applications, which utilize our products. For example, we have developed an 8-inch gallium arsenide wafer targeting an application in a consumer product. Our customer recently informed us that its end-user customer has cancelled its project. Production of the intended product was scheduled to begin in 2025. While there may be other end users, this particular cancellation is the loss of a potentially high-volume sales opportunity. Other factors affecting the ability of the manufacturers downstream in our supply chain to introduce and market their products successfully, include:

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

If demand for the end-user applications for which our products are used decreases, or if manufacturers downstream in our supply chain are unable to develop, market and sell their products, demand for our products will decrease. For example, during 2019 widespread political and economic instability and trade war concerns resulted in a general slowdown and our revenue decreased significantly. Additionally, in the second half of 2016, manufacturers producing and selling passive optical network devices known as EPONs and GPONs experienced a slowdown in demand resulting in surplus inventory on hand. The slowdown persisted until late in 2017. This resulted in a slowdown of sales of our InP substrates used in the PON market. More recently, global business conditions deteriorated, beginning in the second half of 2022. In general, many companies purchased more inventory than needed, in part due to fears of shortages resulting from COVID. In the second quarter of 2022, our revenue totaled $39.5 million. In the fourth quarter of 2022 our revenue declined to $26.8 million, in the second quarter of 2023, our revenue declined to $18.6 million and in the third quarter of 2023, our revenue further declined to $17.4 million. We expect similar cycles of strong demand followed by lower demand will occur for various InP, GaAs or Ge substrates in the future.

Our financial performance can be hurt if there are unfavorable financial results in any of our raw material companies.

The raw material companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance. However, if there are unfavorable changes in revenue, average selling prices, gross margins or operating expenses in one or more of the consolidated companies, then this can result in a negative impact on our consolidated revenue, gross margin and profitability. If the companies are accounted for under the equity method, then these changes can result in a reduction in Equity in Income of Unconsolidated Joint Venture Companies. In 2023 and 2022, the companies accounted for under the equity method of accounting contributed a gain of $1.9 million and $6.0 million, respectively, to our consolidated financial statements. In 2023, the total includes impairment charges of $1.9 million. The last time the companies accounted for under the equity method of accounting contributed a loss was 2019 with a loss of $1.9 million.

Intense competition in the markets for our products could prevent us from increasing revenue and achieving profitability.

The markets for our products are intensely competitive. We face competition for our wafer substrate products from other manufacturers of substrates, such as Sumitomo, JX, Freiberger, Umicore, Vital and CCTC, and from companies, such as Qorvo and Skyworks, that are actively considering alternative materials to GaAs and marketing semiconductor devices using these alternative materials. Sumitomo and JX also compete with us in the InP market. If we are unable to compete effectively, our revenue may decrease and we may not maintain profitability. We face many competitors that have a number of significant advantages over us, including:

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

In addition, new competitors have and may continue to emerge, such as a company established by a former employee in China that is supplying semi-conducting GaAs wafers to the LED market. Competition from sources such as this could increase, particularly if these competitors are able to obtain large capital investments. Further, recent trade tensions between China and the United States have resulted in a greater determination within China to be self-sufficient and produce more goods domestically. This could result in the formation of new competitors that would compete against the Company and adversely affect our financial results.

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

The loss of one or more of our tier one substrate customers would significantly hurt our operating results.

From time to time, sales to one or more of our tier one customers individually represent more than 10% of our revenue and if we were to lose a major customer the loss would negatively impact our revenue. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders. In the past, we have experienced a slowdown in bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any loss of customers or any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

We have made and may continue to make strategic investments in raw materials suppliers, which may not be successful and may result in the loss of all or part of our investment.

We have made direct investments or investments through our subsidiaries in raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We may not have significant influence over every one of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment which would have a negative impact on our results of operations. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we had a 25% ownership interest, writing down our investment to zero value. During the second quarter of 2023, one of our equity investments assessed one of its equity investments was fully impaired, leading to a $754,000 impairment charge in our financial results for the second quarter of 2023. In the fourth quarter of 2023, we divested another equity investment, incurring a net impairment charge of $1.1 million. A significant decline in the selling prices of raw materials began in 2015 and weakened some of these companies and their losses negatively impacted our financial results for several years. Further, the increasing concern and restrictions in China of hazardous chemicals and other hazardous materials could result in orders to shut down permanently, fines or other severe measures. Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines, or operating losses, which would have a material adverse effect on our financial results.

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

New customers typically place orders with us for our substrate products three months to a year or more after our initial contact with them. The sale of our products is subject to our customers’ lengthy internal evaluation and qualification processes. During this time, we may incur substantial expenses and expend selling, marketing and management efforts while the customers evaluate our products. These expenditures may not result in sales of our products. If we do not achieve anticipated sales in a period as expected, we may experience an unplanned shortfall in our revenue. As a result, our operating results would be adversely affected. In addition, if we fail to meet the product qualification requirements of the customer, we may not have another opportunity to sell that product to that customer for many months or even years. In the current competitive climate, the average qualification and sales cycle for our products has lengthened even further and is expected to continue to make it difficult for us to forecast our future sales accurately. We anticipate that sales of any future substrate products will also have lengthy qualification periods and will, therefore, be subject to risks substantially similar to those inherent in the lengthy sales cycles of our current substrate products.

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

A recent example of a cyclical downcycle took shape in the second half of 2022 and has continued into 2024. Early in its history, COVID began to impact supply chains resulting in shortages. As a result, in 2021 and into 2022 almost all companies purchased more inventory than they needed as a safety precaution. In the second half of 2022 companies began to realize they were holding too much inventory and entered into the “inventory correction” period. Our consolidated revenue had reached $39.7 million in the first quarter of 2022. In the third quarter of 2023, our revenue had declined to $17.4 million.

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

We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials such as quartz tubing, and polishing solutions. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts, and no supplier guarantees supply of raw materials or equipment to us. If we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and delivering products to our customers. We have experienced delays obtaining critical raw materials and spare parts, including gallium, and we could experience such delays again in the future due to shortages of materials or for other reasons. Delays in receiving equipment or materials could result in higher costs and cause us to delay or reduce production of our products. If we have to delay or reduce production, we could fail to meet customer delivery schedules and our revenue and operating results could suffer.

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

Some of our customers may be undercapitalized and cope with cash flow issues. Because of competitive market conditions, we may grant our customers extended payment terms when selling products to them. Subsequent to our fulfilling an order, some customers have been unable to make payments when due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. We observed an increase in our accounts receivable in the first quarter of 2020 and believe this has resulted from work stoppages, shelter-in-place orders and general cautiousness due to the COVID-19 pandemic. In the past, we have had some customers file for bankruptcy. If our customers do not pay amounts owed to us then we will incur charges that would reduce our earnings.

We depend on the continuing efforts of our senior management team and other key personnel. If we lose members of our senior management team or other key personnel, or are unable to successfully recruit and train qualified personnel, our ability to manufacture and sell our products could be harmed.

Our future success depends on the continuing services of members of our senior management team and other key personnel. Our industry is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and other personnel with other specialty material companies and semiconductor companies. Our employees could leave the Company with little or no prior notice and would be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. The loss of any of these individuals or our ability to attract or retain qualified personnel could adversely affect our business.

Our results of operations may suffer if we do not effectively manage our inventory.

We must manage our inventory of raw materials, work in process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and improving gross margins. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, we may experience shortages of certain key materials. Alternatively, a sudden decline in demand could result in holding too much inventory which occurred in the second half of 2022. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. This would result in charges that reduce our gross profit and gross margin. Furthermore, if market prices drop below the prices at which we value inventory, we would need to take a charge for a reduction in inventory values in accordance with the lower of cost or net realizable value valuation rule. We have in the past had to take inventory valuation and impairment charges. Any future unexpected changes in demand or increases in costs of production that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, would adversely affect our results of operations.

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

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution. These efforts have impacted manufacturing companies through mandatory shutdowns, increased inspections and regulatory reforms. In the fourth quarter of 2017, many manufacturing companies in the greater Beijing area, including Tongmei, were instructed by the local government to cease most manufacturing for several days until the air quality improved. In the first quarter of 2018, from February 27 to March 31 over 300 manufacturing companies, including Tongmei, were again intermittently shut down by the local government for a total of ten days, or 30 percent of the remaining calendar days, due to severe air pollution. Our shipments were delayed and our revenue for the quarter was negatively impacted. We expect that mandatory factory shutdowns may occur in the future. If the frequency of such shutdowns increases, especially at the end of a quarter, or if the total number of days of shutdowns prevents us from producing enough wafers to ship, then these shutdowns will have a material adverse effect on our manufacturing output, revenue and factory utilization. Each of our raw material supply chain companies could also be impacted by environmental related orders from the central government.

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

On July 3, 2023, China adopted new export control regulations on gallium- and germanium-related materials and the derivative products using these materials, effective as of August 1, 2023, which require Tongmei to proceed to immediately seek permits from the applicable Chinese authorities to export gallium arsenide and germanium substrates. Indium phosphide substrates are not included in the new export control regulations, and, therefore, exports of indium phosphide will not require export approvals as part of these regulations. While Tongmei has received its initial China export permits to resume shipping gallium arsenide and germanium substrates to certain customers, there can be no assurances that Tongmei will continue to receive China export permits to resume shipping gallium arsenide and germanium substrates to other customers or that China will not adopt additional export control regulations that affect our business, financial condition and results of operations.

All of our wafer substrates are manufactured in China and in the years 2023, 2022 and 2021, approximately 10%, 14% and 10% of our revenue, respectively, were generated by sales to customers in North America, primarily in the U.S. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the years 2023, 2022 and 2021, we paid approximately $1.0 million, $3.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

The spread of COVID-19 impacted our operations and financial performance. The outbreak of COVID has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. In December 2022, the PRC government ended its zero-COVID policy. If there is a renewed surge of the COVID-19 pandemic in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. were disrupted and this impacted our efficiency. In the future, if our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline.

Changes in China’s political, social, regulatory or economic environments may affect our financial performance.

Our financial performance may be affected by changes in China’s political, social, regulatory or economic environments. The role of the Chinese central and local governments in the Chinese economy is significant. The Beijing municipal government’s decision to move to the Tongzhou district, the original location of our China company, resulted in the city instructing virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to move our gallium arsenide manufacturing line out of the area. Chinese policies toward hazardous materials, including arsenic, environmental controls, air pollution, economic liberalization, laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. We have observed a growing fluidity and tightening of regulations concerning hazardous materials, other environmental controls and air pollution. The Chinese government could revoke, terminate or suspend our operating licenses for reasons related to environmental control over the use of hazardous materials, air pollution, labor complaints, national security and similar reasons without compensation to us. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations, but there may not be actual violations. In days of severe air pollution the government has ordered manufacturing companies to stop all production. For example, in the first quarter of 2018, from February 27 to March 31, over 300 manufacturing companies, including us, were again intermittently shut down by the local government for a total of ten days due to severe air pollution. Our shipments were delayed and our revenue for the quarter was negatively impacted. We expect that mandatory factory shutdowns may occur in the future. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products. Further, any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our financial results.

Financial market volatility and adverse changes in the domestic, global, political and economic environment could have a significant adverse impact on our business, financial condition and operating results.

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic and political conditions or low or negative growth in China, Europe or the United States, along with volatility in the financial markets and U.S. financial system, increasing national debt and fiscal concerns in various regions and the adoption and availability of fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. In addition, tariffs, trade restrictions, trade wars, high levels of inflation, high interest rates, the Russian invasion of Ukraine, the Middle East conflict, the Red Sea shipping disruptions, Brexit, heightened tensions between the U.S. and China, and U.S. bank failures in 2023, among other factors, are creating an unstable environment and can disrupt or restrict commerce. Although we remain well-capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets. Volatility in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

●	inventory corrections;
●	increased volatility in our stock price;
●	increased volatility in foreign currency exchange rates;
●	delays in, or curtailment of, purchasing decisions by our customers or potential customers;
●	increased credit risk associated with our customers or potential customers, particularly those that may operate in industries most affected by the economic downturn; and
●	impairment of our tangible or intangible assets.

A recent example of economic volatility took shape in the second half of 2022 and has continued into 2024. Early in its history, COVID began to impact supply chains resulting in shortages. As a result, in 2021 and into 2022 almost all companies purchased more inventory than needed as a safety net. In the second half of 2022 companies began to realize they had too much inventory and entered into the “inventory correction” period. Our consolidated revenue had reached $39.7 million in the first quarter of 2022. In the third quarter of 2023 our revenue had declined to $17.4 million. In the fourth quarter of 2018 and continuing in 2019, we experienced delays in customer purchasing decisions and disruptions in a normal volume of customer orders that we believe were in part due to the uncertainties in the global economy, resulting in an adverse impact on consumer spending. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Should similar events occur again, our business and operating results could be significantly and adversely affected.

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

We manufacture our substrates in China and, in the twelve months ended December 31, 2023, approximately 90% of our sales were to customers located outside the United States. Further, we have partial ownership of raw material companies in China as part of our supply chain. The United States’ current foreign policy has created uncertainty and caution in the international business community, resulting in disruptions in manufacturing, import/export, trade tariffs, sales, investments and other business activity. Such disruptions have had an adverse impact on our financial performance and could continue in the future.

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

All of our manufacturing facilities and most of our suppliers are also located outside the United States. Managing our overseas operations presents challenges, including periodic regional economic downturns, trade balance issues, threats of trade wars, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations, including import and export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences and perceptions of U.S. companies, shipping delays and terrorist acts or acts of war, natural disasters and epidemics or pandemics, such as COVID-19, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronic products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; (v) changing and tightening environmental regulations; (vi) political instability in regions where we have operations and (vii) trade wars may also affect our business, financial condition and results of operations.

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

We are subject to foreign exchange gains and losses that may materially impact our consolidated statements of operations. For example, in 2023 and 2022, we incurred foreign exchange gains of $169,000 and $1.6 million, respectively and in 2021, we incurred a foreign exchange loss of $434,000.

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

Sales to Japanese customers are denominated in Japanese yen. This subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen and can result in foreign exchange gains and losses. This has been problematic in the past and, therefore, we instituted a foreign currency hedging program dealing with yen which has historically mitigated the gains and losses caused by fluctuations in the exchange rates.

Joint venture raw material companies in China bring certain risks.

Since our consolidated subsidiaries and all of our joint venture raw material companies operate in China, their activities could subject us to a number of risks associated with conducting operations internationally, including:

●	import and export restrictions;
●	unexpected changes in regulatory requirements that may limit our ability to manufacture, export the products of these companies, sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;
●	the imposition of tariffs, trade barriers and duties;

●	difficulties in managing geographically disparate operations;
●	difficulties in enforcing agreements through non-U.S. legal systems;
●	political and economic instability, civil unrest or war;
●	terrorist activities that impact international commerce;
●	difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;
●	new or changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment;
●	new or changing PRC regulations and policies regarding data security and oversight by the CAC of our consolidated subsidiaries and all of our joint venture raw material companies; and
●	nationalization of foreign-owned assets, including intellectual property.

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

We manufacture all of our products in China, and source most of our raw materials in China. We have in the past experienced quality problems with our China manufactured products. Our previous quality problems caused us to lose market share to our competitors as some of our customers reduced their orders until our wafer surface quality was as good and as consistent as that offered by our competitors. If we are unable to continue to achieve customer qualifications for our products, or if we are unable to control product quality, customers may not increase purchases of our products, our China facilities will become underutilized, and we will be unable to achieve revenue growth.

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

Tongmei submitted its IPO application to the Shanghai Stock Exchange and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei expects to accomplish this goal in the coming months. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company. There can be no assurances that Tongmei will complete its IPO in 2024 or at all. In the event that investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced, and may continue to experience, significant fluctuations in our revenue, gross margins and earnings. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

●	inventory corrections within the technology sector;
●	our ability to develop, manufacture and deliver high quality products in a timely and cost-effective manner;
●	unforeseen disruptions at our new sites;
●	disruptions in manufacturing if air pollution, or other environmental hazards, or outbreaks of contagious diseases causes the Chinese government to order work stoppages;
●	fluctuation of our manufacturing yields;
●	decreases in the prices of our or our competitors’ products;
●	fluctuations in demand for our products;
●	the volume and timing of orders from our customers, and cancellations, push-outs and delays of customer orders once booked;
●	decline in general economic conditions or downturns in the industry in which we compete;
●	expansion of our manufacturing capacity;
●	expansion of our operations in China;
●	limited availability and increased cost of raw materials;

●	costs incurred in connection with any future acquisitions of businesses or technologies; and
●	increases in our expenses, including expenses for research and development.

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

As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $40.2 million. We have net operating loss carryforwards of approximately $115,000, primarily in the state of California, as of December 31, 2023. We do not expect to utilize the loss carryforwards in the next several years unless Tongmei pays a dividend. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We might have undergone prior ownership changes, and we may undergo ownership changes in the future, which may result in limitations on our net operating loss carryforwards and other tax attributes. Any such limitations on our ability to use our net operating loss carryforwards and other tax attributes could adversely impact our business, financial condition and results of operations.

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

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution. The central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations but there may not be actual violations. These efforts have impacted manufacturing companies through mandatory shutdowns, increased inspections and regulatory reforms. In the first quarter of 2018, from February 27 to March 31 over 300 manufacturing companies were again intermittently shut down by the local government for a total of ten days, or 30 percent of the remaining calendar days, due to severe air pollution. Our shipments were delayed and our revenue for the quarter was negatively impacted. We expect that mandatory factory shutdowns may occur in the future. If the frequency of such shutdowns increases, especially at the end of a quarter, or if the total number of days of shutdowns prevents us from producing enough wafers to ship, then the shutdowns will have a material adverse effect on our manufacturing output, revenue and factory utilization. We believe the relocation of our gallium arsenide and germanium manufacturing lines mitigates our exposure to factory shutdowns. Each of our raw material supply chain companies could also be impacted by environmental related orders from the central government.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Financial Officer, VP of Finance, and Controller to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with finance, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings and email notifications.

We engage assessors, consultants, auditors, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test and audit our safeguards. We maintain policies and processes to assess and manage risks relating to third-party service providers, based on the nature of the engagement with the third party and on the information and systems to which the third party will have access. We maintain policies to conduct due diligence before onboarding new service providers and maintain ongoing evaluations to ensure compliance with our security standards.

For additional information regarding whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factor entitled “Cyber-attacks, system security risks and data protection issues could disrupt our internal operations and cause a reduction in revenue, increase in expenses, negatively impact our results of operation or result in other adverse consequences.”

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee. The chair of our Audit Committee has experience in assessing and managing cybersecurity risk.

Our management committee on cybersecurity, which includes our Chief Financial Officer and members from finance and IT, is primarily responsible to assess and manage our material risks from cybersecurity threats. Our Chief Financial Officer has had supervisory responsibilities over IT for over 30 years and personally engages our employees in training for cybersecurity. Our lead IT Senior System Engineer has over 20 years of direct IT employment and is a Microsoft Certified System Engineer, a Cisco Certified Network Associate and a Sun Certified System Administrator. One of our Controllers has over 15 years of Sarbanes Oxley compliance training and auditing, including auditing compliance regarding IT. Our VP Finance and Corporate Controller has over 20 years as an employee of AXT and has a thorough understanding of our specific IT systems.

Our management committee on cybersecurity oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our management committee on cybersecurity is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include regular communication and reporting from our IT manager, alerts and warnings through the use of technological tools and software and the results of cybersecurity systems testing from a third-party consultant.

Our Chief Financial Officer provides briefings to our Board of Directors and the Audit Committee regarding the Company’s cybersecurity risks and activities, including cybersecurity systems testing, activities of third parties, and the like.

Item 2. Properties

Our principal properties as of March 12, 2024 are as follows:

	Square
Location	Feet	Principal Use	Ownership
Fremont, CA	19,467	Administration	Operating lease, expires November 2028
Beijing, China	141,524	Production and Administration	Owned by AXT / Tongmei
DingXing, China	193,621	Production	Owned by AXT / Tongmei
Kazuo, China	528,390	Production	Owned by AXT / Tongmei
Kazuo, China	75,703	Production and Administration	Owned by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.*
Tianjin, China	146,012	Production and Administration	Owned by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd., *
Kazuo, China	190,597	Production	Owned by ChaoYang JinMei Gallium Ltd.,*

*	Raw material companies consolidated in our consolidated financial statements.

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

	High	Low
2023
First Quarter	$6.57	$3.48
Second Quarter	$4.04	$2.47
Third Quarter	$3.63	$2.20
Fourth Quarter	$2.75	$1.89
2022
First Quarter	$9.30	$6.20
Second Quarter	$7.10	$4.97
Third Quarter	$9.94	$5.57
Fourth Quarter	$7.12	$4.17

As of March 4, 2024, there were 206 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of Series A preferred stock issued and outstanding as of December 31, 2023 are valued at $3,532,000 and are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by our Board of Directors, and a $4.00 per share liquidation preference over common stock that must be paid before any distribution is made to the holders of our common stock. These shares of preferred stock were issued to shareholders of Lyte Optronics, Inc. in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999. By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our consolidated balance sheets. No shares were repurchased during 2023, 2022 and 2021 under this program. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the RDG MidCap Technology Index for the period commencing December 31, 2018 and ending December 31, 2023.

Pursuant to SEC rules, our performance graph must include both a broad market equity index and a published industry or line-of-business index (or a self-constructed peer index) in addition to our common stock. The rules also require that if a registrant selects a different index from an index used for the immediately preceding fiscal year, it must (i) explain the reason for the change and (ii) compare the registrant’s total return with that of both the newly selected index and the index used in the immediately preceding fiscal year. With respect to the published industry index, in prior years, we used the Nasdaq Electronic Components Index; however, that index was discontinued in 2023. Accordingly, we have used the RDG MidCap Technology Index as a replacement for the discontinued index and because the Nasdaq Electronic Components Index was discontinued, we are unable to compare our cumulative total return with that index.

	12/18	12/19	12/20	12/21	12/22	12/23
AXT, Inc.	100	100.00	220.00	202.53	100.69	55.17
NASDAQ Composite	100	136.69	198.10	242.03	163.28	236.17
RDG MidCap Technology	100	111.18	147.60	90.97	40.12	43.24

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2023 or 2022 under this program. As of December 31, 2023 and 2022, approximately $2.7 million remained available for future repurchases under this program, respectively.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We review at least quarterly, or when there are changes in credit risks, the likelihood of collection on our accounts receivable balances and provide an allowance for credit losses. We measure the expected credit losses on a collective (pool) basis when similar delinquency status exist. We evaluate receivables from U.S. customers with an emphasis on balances in excess of 90 days and for receivables from customers located outside the U.S. with an emphasis on balances in excess of 120 days and establish a reserve allowance on the receivable balances if needed. The reason for the difference in the evaluation of receivables between foreign and U.S. customers is that U.S. customers have historically made payments in a shorter period of time than foreign customers. Foreign business practices generally require us to allow customer payment terms that are longer than those accepted in the United States.

In accordance with ASC 326-20’s current expected credit loss impairment model, we exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2023 and 2022, our accounts receivable, net balance was $19.3 million and $29.3 million, respectively, which was net of an allowance for credit losses of $579,000 and $307,000 as of December 31, 2023 and 2022, respectively. During 2023, we increased the allowance for credit losses by $272,000. During 2022, we increased the allowance for credit losses by $177,000. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2023 and 2022, accrued product warranties totaled $703,000 and $669,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a reserve for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2023 and 2022, we had an inventory reserve of $21.9 million and $24.7 million, respectively, for excess and obsolete inventory and $78,000 and $47,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately held raw material companies in China for business and strategic purposes. Investments in our unconsolidated PRC joint venture raw material companies are classified as other assets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of the subsidiary’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the subsidiary, fundamental changes to the business prospects of the subsidiary, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

For the year ended December 31, 2023, one of our PRC joint venture raw material companies assessed one of its equity investments was fully impaired. For the year ended December 31, 2023, we also divested our equity investment in a PRC joint venture. The impairment and divesture resulted in a total of $1.9 million in impairment charges in our financial results. For the years ended December 31, 2022 and 2021, we had no impairment charges.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2023 and 2022, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value. We had no “Assets held for sale” or any impairment of long-lived assets on the consolidated balance sheets as of December 31, 2023 and 2022.

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

Our annual revenue decreased in 2023 from $141.1 million in 2022 to $75.8 million in 2023 a decrease of 46.3%. Our annual revenue increased in 2022 from $137.4 million in 2021 to $141.1 million in 2022 an increase of 2.7%. Our annual revenue increased in 2021 from $95.4 million in 2020 to $137.4 million in 2021 an increase of 44.1%. In 2023, our gross margin decreased from 36.9% of total revenue in 2022 to 17.6% of total revenue in 2023. In 2022, our gross margin increased from 34.5% of total revenue in 2021 to 36.9% of total revenue in 2022. In 2021, our gross margin increased from 31.7% of total revenue in 2020 to 34.5% of total revenue in 2021.

We believe we are now beginning to see a recovery in our markets. We are seeing increased orders. The gallium arsenide market, which was the first of our markets to go into a correction, appears to have largely worked through excess inventory.

Revenue

	Years Ended Dec. 31			2022 to 2023		2021 to 2022
				Increase		Increase
	2023	2022	2021	(Decrease)	% Change	(Decrease)	% Change
Product Type:
Substrates	$47,466	$111,094	$103,026	$(63,628)	(57.3)%	$8,068	7.8%
Raw materials and other	28,329	30,024	34,367	(1,695)	(5.6)%	(4,343)	(12.6)%
Total revenue	$75,795	$141,118	$137,393	$(65,323)	(46.3)%	$3,725	2.7%

Revenue decreased $65.3 million, or 46.3%, in 2023 from $141.1 million in 2022. The $63.6 million decrease in wafer substrate sales was the result of lower demand for InP wafer substrates for 5G applications, data center upgrades (silicon photonics) and consumer related applications, lower demand for our GaAs wafer substrates as the result of decreased demand for LED products, industrial lasers and other applications requiring low defect densities in the wafer substrate and lower demand for our Ge wafer substrates from our customers in China. The $1.7 million raw materials revenue decrease as compared to the same period in 2022 was primarily the result of decreased revenue from pBN crucibles and pBN-based OLED manufacturing tools sold by BoYu, one of our consolidated raw material companies, partially offset by increased sales of purified gallium.

Revenue increased $3.7 million, or 2.7%, in 2022 from $137.4 million in 2021. The $8.1 million increase in wafer substrate sales was the result of strong demand for InP wafer substrates for 5G applications, data center upgrades (silicon photonics) and consumer related applications, partially offset by lower demand for our GaAs wafer substrates as the result of decreased demand for LED products, industrial lasers and other applications requiring low defect densities in the wafer substrate and lower demand for our Ge wafer substrates from our customers in China. The $4.3 million raw materials revenue decrease as compared to the same period in 2021 was primarily the result of decreased revenue from sales of purified gallium and unfavorable pricing, partially offset by increased demand for pBN crucibles and pBN-based OLED manufacturing tools sold by BoYu, one of our consolidated raw material companies.

Revenue by Geographic Region

	Year Ended Dec. 31,			2022 to 2023		2021 to 2022
				Increase		Increase
	2023	2022	2021	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
China	$39,778	$55,414	$67,394	$(15,636)	(28.2)%	$(11,980)	(17.8)%
% of total revenue	53%	39%	49%
Taiwan	8,651	28,780	16,841	(20,129)	(69.9)%	11,939	70.9%
% of total revenue	11%	21%	12%
Japan	4,641	11,724	10,112	(7,083)	(60.4)%	1,612	15.9%
% of total revenue	6%	8%	7%
Asia Pacific (excluding China, Taiwan and Japan)	3,814	4,188	7,540	(374)	(8.9)%	(3,352)	(44.5)%
% of total revenue	5%	3%	6%
Europe (primarily Germany)	12,315	20,592	23,069	(8,277)	(40.2)%	(2,477)	(10.7)%
% of total revenue	16%	15%	17%
North America (primarily the United States)	6,596	20,420	12,437	(13,824)	(67.7)%	7,983	64.2%
% of total revenue	9%	14%	9%
Total revenue	$75,795	$141,118	$137,393	$(65,323)	(46.3)%	$3,725	2.7%

Sales to customers located outside of North America represented approximately 90%, 86% and 90% of our revenue during 2023, 2022 and 2021, respectively.

Revenue from customers in China decreased in 2023 by 28.2%, primarily due to lower demand for Ge and InP wafer substrates and GaAs wafer substrates used in wireless and LED applications and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by increased demand for refined gallium. Revenue from customers in Taiwan decreased in 2023 by 69.9%, primarily due to lower demand for InP wafer substrates and GaAs wafer substrates used in wireless applications, partially offset by increased demand for Ge wafer substrates. Revenue from customers in Japan decreased in 2023 by 60.4% as a result of lower demand for InP and Ge wafer substrates, GaAs wafer substrates used in LED and wireless applications, pBN crucibles sold by one of our consolidated subsidiaries and refined gallium. Revenue from customers in Asia Pacific decreased by 8.9% as a result of decreased demand for GaAs wafer substrates used in wireless applications and refined gallium, partially offset by increased demand for InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue from customers in Europe decreased in 2023 by 40.2%, primarily due to lower demand for GaAs wafer substrates used in LED and wireless applications, InP and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue from customers in North America decreased in 2023 by 67.7% primarily due to lower demand for InP wafer substrates and GaAs wafer substrates used in LED and wireless applications, partially offset by increased demand for pBN crucibles sold by one of our consolidated subsidiaries.

Revenue from customers in China decreased in 2022 by 17.8%, primarily due to lower demand for refined gallium and pBN crucibles sold by our consolidated subsidiaries. In addition, revenue from InP and Ge wafer substrates decreased, partially offset by increased demand for GaAs wafer substrates. Revenue from customers in Taiwan increased in 2022 by 70.9%, primarily due to an increase in demand for InP wafer substrates, partially offset by a decline in wireless applications using GaAs wafer substrates. Revenue from customers in Japan increased in 2022 by 15.9% as a result of increased demand for refined gallium and pBN crucibles sold by our consolidated subsidiaries, partially offset by lower demand for GaAs wafer substrates used in wireless applications. Revenue from customers in Asia Pacific decreased by 44.5% as a result of decreased demand for GaAs used in wireless applications, InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue from customers in Europe decreased in 2022 by 10.7%, primarily due to lower demand for GaAs wafer substrates used in LED applications, Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by increased demand for InP wafer substrates. Revenue from customers in North America increased by 64.2% primarily due to increased demand for our

InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our GaAs and Ge wafer substrates.

Gross Margin

				2022 to 2023		2021 to 2022
	Year Ended Dec. 31,			Increase		Increase
	2023	2022	2021	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Gross profit	$13,318	$52,121	$47,414	$(38,803)	(74.4)%	$4,707	9.9%
Gross Profit %	17.6%	36.9%	34.5%

Gross profit decreased $38.8 million in 2023 as compared to 2022. Gross margin in 2023 was 17.6% as compared to 36.9% in 2022. The decrease in gross profit is attributed to lower revenue resulting in fixed costs being spread over less units and an unfavorable change in product mix.

Gross profit increased $4.7 million in 2022 as compared to 2021. Gross margin in 2022 was 36.9% as compared to 34.5% in 2021. The increase in gross profit is attributed to higher revenue resulting in fixed costs being spread over more units and a favorable change in product mix.

Selling, General and Administrative Expenses

				2022 to 2023		2021 to 2022
	Years Ended Dec. 31			Increase		Increase
	2023	2022	2021	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Selling, general and administrative expenses	$22,806	$25,654	$24,189	$(2,848)	(11.1)%	$1,465	6.1%
% of total revenue	30.1%	18.2%	17.6%

Selling, general and administrative expenses decreased $2.8 million, or 11.1%, to $22.8 million for 2023 compared to $25.7 million for 2022. The lower selling, general and administrative expenses were primarily from lower personnel-related expenses, stock compensation expenses and outside commissions, partially offset by higher professional service expenses and D&O insurance costs.

Selling, general and administrative expenses increased $1.5 million, or 6.1%, to $25.7 million for 2022 compared to $24.2 million for 2021. The higher selling, general and administrative expenses were primarily from higher personnel-related expenses, professional services, stock compensation expenses, and bad debt expense, partially offset by lower license and fees and outside commissions.

Research and Development Expenses

				2022 to 2023		2021 to 2022
	Years Ended Dec. 31			Increase		Increase
	2023	2022	2021	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Research and development	$12,081	$13,913	$10,328	$(1,832)	(13.2)%	$3,585	34.7%
% of total revenue	15.9%	9.9%	7.5%

Research and development expenses decreased $1.8 million, or 13.2%, to $12.1 million in 2023 from $13.9 million in 2022. The decrease in research and development expenses in 2023 was primarily due to lower personnel-related expenses and development expenses for 8-inch GaAs and 6-inch InP wafer substrates and the development of new features for certain of our GaAs and InP wafer substrates and new product testing.

Research and development expenses increased $3.6 million, or 34.7%, to $13.9 million in 2022 from $10.3 million in 2021. The increase in research and development expenses in 2022 was primarily due to higher development expenses for 8-inch GaAs and 6-inch InP wafer substrates, the development of new features for certain of our GaAs and InP wafer substrates and new product testing and personnel-related expenses.

Interest Expense, Net

				2022 to 2023		2021 to 2022
	Years Ended Dec. 31			Increase		Increase
	2023	2022	2021	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Interest expense, net	$1,527	$1,071	$213	$456	42.6%	$858	402.8%
% of total revenue	2.0%	0.8%	0.2%

Interest expense, net increased in 2023 as compared to the same period in 2022, primarily due to lower investment balances in 2023 and increased borrowings in 2023. Interest expense, net increased in 2022 as compared to the same period in 2021, primarily due to lower investment balances in 2022 and increased borrowings in 2022.

Equity in Income of Unconsolidated Joint Venture Companies

				2022 to 2023		2021 to 2022
	Years Ended Dec. 31			Increase		Increase
	2023	2022	2021	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Equity in income of unconsolidated joint ventures	$1,884	$5,957	$4,409	$(4,073)	(68.4)%	$1,548	35.1%
% of total revenue	2.5%	4.2%	3.2%

Equity in income of unconsolidated joint ventures is the aggregate net income (loss) from our minority-owned supply chain joint venture companies that are not consolidated. Equity in income of unconsolidated joint ventures decreased $4.1 million to an income of $1.9 million in 2023 from an income of $6.0 million in 2022 as our unconsolidated joint ventures reported worse performance in 2023 as compared to 2022. The decreased income in 2023 includes total impairment charges of $1.9 million on two of our equity investments.

Equity in income of unconsolidated joint ventures increased $1.5 million to an income of $6.0 million in 2022 from an income of $4.4 million in 2021 as our unconsolidated joint ventures reported better performance in 2022 as compared to 2021.

Other Income, Net

				2022 to 2023		2021 to 2022
	Years Ended Dec. 31			Increase		Increase
	2023	2022	2021	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Other income, net	$2,179	$3,487	$509	$(1,308)	(37.5)%	$2,978	585.1%
% of total revenue	2.9%	2.5%	0.4%

Other income, net decreased $1.3 million to an income of $2.2 million for 2023 as compared to an income of $3.5 million in 2022, primarily due to foreign exchange gains of $0.2 million in 2023 compared to foreign exchange gains of $1.6 million in 2022 and compensation received from the China government by one of our consolidated subsidiaries for relocating its facilities to Kazuo in 2022.

Other income, net increased $3.0 million to an income of $3.5 million for 2022 as compared to an income of $0.5 million in 2021, primarily due to foreign exchange gains of $1.6 million in 2022 compared to foreign exchange losses of $434,000 in 2021 and compensation received from the China government by one of our consolidated subsidiaries for relocating its facilities to Kazuo in 2022 as compared to 2021.

Provision for Income Taxes

				2022 to 2023		2021 to 2022
	Years Ended Dec. 31			Increase		Increase
	2023	2022	2021	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Provision for income taxes	$160	$2,185	$1,093	$(2,025)	(92.7)%	$1,092	99.9%
% of total revenue	0.2%	1.5%	0.8%

Provision for income taxes for 2023 and 2022 were $0.2 million and $2.2 million, respectively, which were mostly related to our consolidated wafer substrate subsidiaries in China and our two partially owned consolidated raw material companies. No income taxes or benefits have been provided for AXT as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. We did not incur any federal income tax liability for AXT-Tongmei in 2023, due to its financial loss. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability, we recorded a valuation allowance against our net deferred tax assets of $17.5 million and $11.9 million for the years 2023 and 2022, respectively.

Net (Income) loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

				2022 to 2023		2021 to 2022

	Years Ended Dec. 31			Increase		Increase
	2023	2022	2021	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$1,312	$(2,931)	$(1,934)	$(4,243)	(144.8)%	$997	51.6%
% of total revenue	1.7%	(2.1)%	(1.4)%

The decrease in noncontrolling interests and redeemable noncontrolling interests’ share of income to a loss for 2023 as compared to 2022 was primarily due to losses at four of our consolidated subsidiaries in China, partially offset by a profit from our other consolidated subsidiary in China.

The increase in noncontrolling interests and redeemable noncontrolling interests’ share of income for 2022 as compared to 2021 was primarily due to the structural changes of the legal entities in China (see Note 1 to our consolidated financial statements) and to a lesser degree, losses generated by our consolidated subsidiary, ChaoYang XinMei.

Liquidity and Capital Resources

	Year Ended December 31,
	2023	2022	2021

	($ in thousands)
Net cash provided by (used in):
Operating activities	$3,403	$(8,765)	$(3,305)
Investing activities	(2,604)	(25,223)	(38,810)
Financing activities	8,613	38,031	5,725
Effect of exchange rate changes	(646)	542	551
Net change in cash, restricted cash and cash equivalents	8,766	4,585	(35,839)
Cash, restricted cash and cash equivalents—beginning year	41,348	36,763	72,602
Cash, restricted cash and cash equivalents—end of year	50,114	41,348	36,763
Short and long-term investments—end of year	2,140	11,457	14,995
Total cash, restricted cash, cash equivalents and short-term and long-term investments	$52,254	$52,805	$51,758

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of money market accounts, certificates of deposit, corporate bonds and notes, and government securities. As of December 31, 2023, we and our consolidated joint ventures held approximately $42.0 million in cash and investments in bank accounts outside the United States.

Total cash, restricted cash and cash equivalents, short-term and long-term investments decreased by $0.6 million in 2023. As of December 31, 2023, our principal source of liquidity was $52.3 million, which consisted of cash, restricted cash and cash equivalents of $50.1 million and short-term investments of $2.1 million. In 2023, cash, restricted cash and cash equivalents increased by $8.8 million and short-term investments decreased by $9.3 million. The increase in cash, restricted cash and cash equivalents of $8.8 million in 2023 was primarily due to net cash provided by operating activities of $3.4 million and financing activities of $8.6 million, partially offset by net cash used in investing activities of $2.6 million and the effect of exchange rate changes of $0.6 million.

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

Net cash provided by operating activities of $3.4 million for 2023 was primarily comprised of net change in operating assets and liabilities of $7.0 million, adjustment of non-cash items of depreciation and amortization of $8.7 million, return of equity method investments (dividends) of $4.3 million, stock-based compensation of $3.5 million, deferred tax assets of $0.6 million, provision for credit losses of $0.3 million and loss on sale of equity investment of $0.2 million, offset in part by our net loss of $19.2 million and income from equity method investments of $2.1 million. The $7.0 million net change in operating assets and liabilities primarily resulted from a decrease in accounts receivable of $9.3 million, a $1.1 million decrease in inventories and a $0.4 million decrease in other assets, offset in part by a $1.9 million decrease in accrued liabilities, a $1.0 million decrease in other long-term liabilities, including royalties, a $0.7 million increase in prepaid expenses and other current assets, and a decrease in accounts payable of $0.2 million.

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

Net cash used in investing activities of $2.6 million for 2023 was primarily due to property, plant and equipment of $10.5 million in preparation for our new manufacturing sites, additional equipment for our Beijing site and equipment and facility costs incurred by our consolidated subsidiaries and investments in non-marketable equity investments of $2.5 million, which were partially offset by proceeds from maturities and sales of available-for-sale debt securities of $9.6 million and proceeds from sales of equity securities of $0.8 million.

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

Net cash provided by financing activities was $8.6 million for 2023 which mainly consisted of the proceeds of $56.5 million from short-term loans in China, $0.7 million from the capital increase in subsidiary shares from noncontrolling interest, and $0.6 million from a long-term loan in China, which were partially offset by payments on short-term loans of $49.2 million.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2023, 2022 and 2021 under this program. As of December 31, 2023, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

For the years ended December 31, 2023, 2022 and 2021, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $4.3 million, $2.9 million and $774,000, respectively. In June 2021, we received a dividend of $774,000, from one of our equity investments, Xiaoyi XingAn Gallium Co., Ltd. (“Xiaoyi XingAn”). In June 2022, July 2022 and August 2022, we received a dividend of $1.3 million from BoYu, $1.5 million from Xiaoyi XingAn and $0.1 million from one of our equity investments, JiYa Semiconductor Material Co. Ltd. (“JiYa”), respectively. In April 2023 and November 2023, Xiaoyi XingAn distributed a dividend of $1.8 million, and JiYa distributed dividends of $2.0 million and $0.5 million, respectively. For the years ended December 31, 2023 and 2022, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures.

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

Bank Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Bank loan” in our consolidated balance sheets. The following table represents bank loans as of December 31, 2023 and 2022 (in thousands, except interest rate data):

		Loan	Interest			December 31,	December 31,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2022	2023
Tongmei	Bank of China (1)	$2,108	2.7%	September-22	March-23	$2,175	$-
		3,935	4.6%	January-22	January-23	4,059	-
		1,405	4.2%	April-22	April-23	1,450	-
	Bank of China (5)	1,848	3.5%	January-23	January-24	-	1,795
		2,184	2.8%	March-23	March-24	-	2,118
		376	2.7%	September-23	September-24	-	386
		876	3.5%	November-23	November-24	-	876
		1,003	3.5%	November-23	November-24	-	1,003
	Bank of China (3)	2,911	3.5%	January-23	January-24	-	2,825
	Bank of Communications (2)	1,405	3.3%	January-22	January-23	1,450	-
		1,405	3.3%	January-22	January-23	1,450	-
	Bank of Communications (5)	1,450	3.3%	December-22	December-23	1,450	-
		1,455	3.3%	January-23	January-24	-	1,414
		1,380	3.8%	May-23	May-24	-	1,414
		1,373	3.8%	July-23	May-24	-	1,414
	China Merchants Bank (5)	4,367	3.7%	January-23	January-24	-	4,235
	Bank of Beijing (4)	3,192	4.2%	May-22	May-23	3,292	-
		2,290	4.2%	January-23	January-24	-	2,220
		3,541	3.2%	June-23	May-24	-	3,626
		1,380	3.2%	June-23	February-24	-	1,414
		1,414	3.0%	December-23	December-24	-	1,414
	Industrial Bank (5)	5,621	4.4%	June-22	June-23	5,798	-
		2,811	4.4%	September-22	September-23	2,900	-
		2,757	4.3%	June-23	June-24	-	2,825
		2,744	4.3%	July-23	July-24	-	2,825
		2,744	4.3%	September-23	September-24	-	2,825
	NingBo Bank (5)	1,405	4.8%	June-22	June-23	1,450	-
		1,405	4.8%	August-22	August-23	1,450	-
		1,405	4.8%	September-22	September-23	1,450	-
		1,406	4.5%	November-22	November-23	1,450	-
		2,900	4.5%	December-22	December-23	2,900	-
		2,744	4.2%	August-23	September-24	-	2,820
		1,271	4.3%	November-23	November-24	-	1,271
		2,825	4.3%	December-23	December-24	-	2,825
	Industrial and Commercial Bank of China (5)	5,621	3.2%	September-22	July-23	5,800	-
		2,744	3.3%	September-23	September-24	-	2,825
	NanJing Bank (5)	2,811	4.3%	September-22	September-23	2,899	-
		1,265	4.3%	November-22	November-23	1,305	-
		2,752	3.8%	October-23	October-24	-	2,752
BoYu	Industrial and Commercial Bank of China (6)	1,450	2.8%	December-22	December-23	1,450	-
		1,414	2.7%	December-23	December-24	-	1,414
	Bank of China (5)	1,204	2.4%	January-23	January-24	-	849
	NingBo Bank (5)	703	4.8%	September-22	March-23	725	-
		1,406	3.6%	November-22	May-23	1,450	-
		725	4.8%	December-22	June-23	725	-
		1,414	3.3%	November-23	May-24	-	1,414
	Industrial Bank (5)	688	3.6%	September-23	September-24	-	708
	Bank of Communications (5)	1,414	3.0%	November-23	May-24	-	1,414
	Loan Balance					$47,078	$52,921

Collateral for the above bank loans and line of credit

(1)	Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing, China.
(2)	ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China.
(3)	ChaoYang LiMei time deposit.
(4)	AXT time deposit.
(5)	Not collateralized.
(6)	BoYu’s land use rights and its building located at its facility in Tianjin, China. In addition, the December 2023 loan attracts a guarantee fee amounting to 0.7% of the loan amount.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii). We have not entered into any options on non-financial assets.

Contractual Obligations

We lease certain equipment, office space, warehouse and facilities under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which was scheduled to expire in 2020. Under the terms of the facility lease agreement, in May 2020, we were granted an extension to the term of the lease for an additional three years. Furthermore, in September 2023, we entered into another agreement to extend the lease for an additional five years, commencing December 2023. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. The remainder relate to our lease agreement for a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. All other operating leases have a term of 12 months or less. Total rent expenses under these operating leases charged to selling, general and administrative were approximately $510,000, $458,000 and $431,000 for the years ended December 31, 2023, 2022 and 2021, respectively, primarily related to our Fremont facility. Total rent expenses under these operating leases charged to cost of revenue were approximately $285,000, $303,000 and $296,000 for the years ended December 31, 2023, 2022 and 2021, respectively, primarily related to the nitrogen system at our facility in Dingxing.

In 2020, we and a competitor entered into the Cross License Agreement, which has a term that begins on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period. For the years ended December 31, 2023 and 2022, the royalty expense under the Cross License Agreement was not considered material to our consolidated financial statements.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of December 31, 2023, $2.1 million associated with this financing arrangement is included in Other long-term liabilities in our consolidated balance sheets.

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of December 31, 2023, we do not have any outstanding purchase orders that will incur a penalty if canceled by the Company.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. During 2023 and 2022, we recorded a foreign exchange gain of $0.2 million and $1.6 million, respectively, and during 2021 we recorded a net foreign exchange loss of $0.4 million, included as part of other income, net in our consolidated statements of operations. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of December 31, 2023 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	December 31,	Interest	Interest	Decline	Increase
Instrument	2023	Rate	Income	Income	Income
Cash, cash equivalents and restricted cash	$50,114	0.54%	$271	$244	$298
Investments in marketable debt securities	2,140	3.29%	70	63	77
			$341	$307	$375

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. No customer accounted for more than 10% of our accounts receivable as of December 31, 2023 and two customers accounted for more than 10% of our accounts receivable as of December 31, 2022.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately held raw material companies located in China either invested directly by us and our subsidiaries or through our consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investment under the fair value method as of December 31, 2023 and 2022 totaled $0.6 million and $0 million, respectively (see Note 6). Our minority investments under the equity method as of December 31, 2023 and 2022 totaled $12.5 million and $14.6 million, respectively.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The Company’s internal control over financial reporting as of December 31, 2023 has been audited by BPM, the independent registered public accounting firm who also audited the Company’s financial statements. BPM has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which can be found in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, AXT’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AXT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of AXT, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2023 and 2022 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BPM LLP

San Jose, California

March 15, 2024

PART III

The SEC allows us to include information required in this Annual Report on Form 10-K by referring to other documents or reports we have already filed or will soon be filing. This is called “Incorporation by Reference.” The Proxy Statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information therein is incorporated in this report by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item will be included in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

●	●

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AXT, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AXT, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories – Reserve for Excess and Obsolete Inventory

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated inventories balance was $86.5 million as of December 31, 2023, which was net of a reserve of $21.9 million for excess and obsolete inventories. The Company’s inventories are stated at the lower of weighted average costs (approximated by standard cost) or net realizable value. The Company routinely evaluates the levels of its inventories in light of current market conditions in order to identify excess and obsolete inventories, and to provide a reserve for certain inventories to their estimated net realizable value based upon the age, quality and life expectancy of the product, and the projections for sale of the completed products. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and consolidated results of operations.

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

San Jose, California

March 15, 2024

AXT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2023		2022

ASSETS
Current assets:
Cash and cash equivalents	$37,752		$34,948
Restricted cash	12,362		6,400
Short-term investments	2,140		9,339
Accounts receivable, net of allowances for credit losses of $579 and $307 as of December 31, 2023 and December 31, 2022	19,256		29,252
Inventories	86,503		89,629
Prepaid expenses and other current assets	12,643		13,977
Total current assets	170,656		183,545
Long-term investments	—		2,118
Property, plant and equipment, net	166,348		161,017
Operating lease right-of-use assets	2,799		1,761
Other assets	18,898	`	21,631
Total assets	$358,701		$370,072
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,617		$10,084
Accrued liabilities	19,019		18,164
Bank loans	52,921		47,078
Total current liabilities	81,557		75,326
Noncurrent operating lease liabilities	2,351		1,322
Other long-term liabilities	5,647		3,678
Total liabilities	89,555		80,326
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests (Note 18)	41,663		44,846
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2023 and December 31, 2022 (Liquidation preference of $7,875 and $7,699 as of December 31, 2023 and December 31, 2022)	3,532		3,532
Common stock, $0.001 par value; 70,000 shares authorized; 44,239 and 43,554 shares issued and outstanding as of December 31, 2023 and December 31, 2022	44		44
Additional paid-in capital	238,452		235,308
Accumulated deficit	(32,040)		(14,159)
Accumulated other comprehensive loss	(5,999)		(3,118)
Total AXT, Inc. stockholders’ equity	203,989		221,607
Noncontrolling interests	23,494		23,293
Total stockholders’ equity	227,483		244,900
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$358,701		$370,072

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021

Revenue	$75,795	$141,118	$137,393
Cost of revenue	62,477	88,997	89,979
Gross profit	13,318	52,121	47,414
Operating expenses:
Selling, general and administrative	22,806	25,654	24,189
Research and development	12,081	13,913	10,328
Total operating expenses	34,887	39,567	34,517
Income (loss) from operations	(21,569)	12,554	12,897
Interest expense, net	(1,527)	(1,071)	(213)
Equity in income of unconsolidated joint ventures	1,884	5,957	4,409
Other income, net	2,179	3,487	509
Income (loss) before provision for income taxes	(19,033)	20,927	17,602
Provision for income taxes	160	2,185	1,093
Net income (loss)	(19,193)	18,742	16,509
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,312	(2,931)	(1,934)
Net income (loss) attributable to AXT, Inc.	$(17,881)	$15,811	$14,575
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.42)	$0.37	$0.35
Diluted	$(0.42)	$0.37	$0.34
Weighted-average number of common shares outstanding:
Basic	42,643	42,104	41,367
Diluted	42,643	42,715	42,720

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2023	2022	2021

Net income (loss)	$(19,193)	$18,742	$16,509
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(3,818)	(10,994)	3,719
Change in unrealized gain (loss) on available-for-sale debt investments, net of tax	283	(238)	(68)
Total other comprehensive income (loss), net of tax	(3,535)	(11,232)	3,651
Comprehensive income (loss) attributable to AXT, Inc.	(22,728)	7,510	20,160
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,965	(1,117)	(2,492)
Comprehensive income (loss) attributable to AXT, Inc.	$(20,763)	$6,393	$17,668

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Common Stock
	Preferred				Additional		Accumulated Other	AXT, Inc.		Total
	Stock				Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

Balance as of January 1,2021	883	$3,532	41,967	$42	230,381	$(44,545)	$3,209	$192,619	$15,350	$207,969
Common stock options exercised			507	1	1,669			1,670		1,670
Formation of new subsidiary with noncontrolling interests					(262)			(262)	1,413	1,151
Transfer of subsidiary with noncontrolling interests					(1,229)			(1,229)	1,229	—
Restricted stock awards canceled			(14)							—
Stock-based compensation					4,519			4,519		4,519
Issuance of common stock in the form of restricted stock			426							—
Purchase of subsidiary shares from noncontrolling interests					(2,691)			(2,691)	(1,039)	(3,730)
Transfer of subsidiary with redeemable noncontrolling interests					(1,241)			(1,241)		(1,241)
Noncontrolling interest portion of Tongmei stock-based compensation					(62)			(62)	40	(22)
Sale of common stock to employees in connection with the reorganization					538			538		538
Net income						14,575		14,575	1,045	15,620
Other comprehensive income							3,093	3,093	279	3,372
Balance as of December 31, 2021	883	3,532	42,886	43	231,622	(29,970)	6,302	211,529	18,317	229,846
Common stock options exercised			172	1	517			518		518
Investment in subsidiary with noncontrolling interest					(466)			(466)	2,699	2,233
Investment in subsidiary with redeemable noncontrolling interest					(471)			(471)		(471)
Restricted stock awards canceled			(91)							—
Stock-based compensation					3,273			3,273		3,273
Issuance of common stock in the form of restricted stock			587					—		—
Tongmei stock-based compensation					733			733		733
Noncontrolling interest portion of Tongmei stock-based compensation					100			100	(42)	58
Investment in subsidiary from noncontrolling interest								—	1,887	1,887
Net income						15,811		15,811	1,333	17,144
Other comprehensive loss							(9,420)	(9,420)	(901)	(10,321)
Balance as of December 31, 2022	883	3,532	43,554	44	235,308	(14,159)	(3,118)	221,607	23,293	244,900
Common stock options exercised			4		10			10		10
Investment in subsidiary with noncontrolling interest					(153)			(153)	861	708
Investment in subsidiary with redeemable noncontrolling interest					(155)			(155)		(155)
Restricted stock awards canceled			(23)							—
Stock-based compensation					2,779			2,779		2,779
Issuance of common stock in the form of restricted stock			704					—		—
Tongmei stock-based compensation					761			761		761
Noncontrolling interest portion of Tongmei stock-based compensation					(98)			(98)	55	(43)
Investment in subsidiary from noncontrolling interest								—		—
Net loss						(17,881)		(17,881)	(391)	(18,272)
Other comprehensive loss							(2,881)	(2,881)	(324)	(3,205)
Balance as of December 31, 2023	883	$3,532	44,239	$44	$238,452	$(32,040)	$(5,999)	$203,989	$23,494	$227,483

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(19,193)	$18,742	$16,509
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,722	8,119	7,078
Amortization of marketable securities premium	18	58	68
Stock-based compensation	3,540	4,006	4,519
Provision for credit losses	272	(177)	87
Loss on sale of equity investment	166	—	—
(Gain) Loss on disposal of equipment	21	(85)	(8)
Return of equity method investments as dividends	4,316	1,608	774
Equity in income of unconsolidated joint ventures	(2,050)	(5,957)	(4,409)
Deferred tax assets	553	104	2,340
Changes in operating assets and liabilities:
Accounts receivable	9,306	4,535	(9,748)
Inventories	1,073	(31,412)	(12,401)
Prepaid expenses and other current assets	(652)	(3,486)	(798)
Other assets	419	(471)	(6,283)
Accounts payable	(162)	(5,519)	3,563
Accrued liabilities	(1,897)	(2,127)	(3,445)
Other long-term liabilities	(1,049)	3,297	(1,151)
Net cash provided by (used in) operating activities	3,403	(8,765)	(3,305)
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,475)	(28,465)	(29,645)
Purchases of available-for-sale debt securities	—	(2,158)	(9,645)
Proceeds from sales and maturities of available-for-sale debt securities	9,582	5,400	480
Proceeds from sales of equity securities - 15% of Jia Mei	827	—	—
Investments in non-marketable equity investments	(2,538)	—	—
Net cash used in investing activities	(2,604)	(25,223)	(38,810)
Cash flows from financing activities:
Proceeds from common stock options exercised	10	518	1,670
Proceeds from sale of subsidiary shares to noncontrolling interests	—	—	538
Proceeds from short-term bank loans	56,470	53,078	20,543
Proceeds from long-term loan from noncontrolling interest	—	—	1,834
Payments on short-term bank loans	(49,210)	(17,798)	(19,066)
Proceeds from capital increase in subsidiary shares from noncontrolling interests	708	2,233	—
Proceeds from long-term loan	635	—	—
Formation of new subsidiary with noncontrolling interests	—	—	1,283
Proceeds from issuance of Tongmei's common stock to redeemable noncontrolling interests, net of costs	—	—	(1,077)
Net cash provided by financing activities	8,613	38,031	5,725
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(646)	542	551
Net increase (decrease) in cash and cash equivalents, and restricted cash	8,766	4,585	(35,839)
Cash, restricted cash and cash equivalents at the beginning of the year	41,348	36,763	72,602
Cash, restricted cash and cash equivalents at the end of the period	$50,114	$41,348	$36,763
Supplemental disclosures:
Income taxes paid, net of refunds	$686	$1,692	$3,177
Interest expense paid	$1,564	$—	$—
Supplemental disclosure of non-cash flow information:
Loan proceeds received by notes receivable	$1,481	$—	$—
Notes receivables paid to purchase fixed assets	$4,170	$6,835	$—
Non-cash consideration received from sale of DongFang	$585	$—	$—
Conversion of related party borrowings to Additional Paid-in Capital	$—	$1,887	$—
Investment in subsidiary shares from noncontrolling interest	$308	$937	$—
Bank loan proceeds paid directly to a third-party vendor, included in accounts payable	$—	$474	$—
Sales of land and building to unconsolidated joint venture	$—	$976	$—
Consideration payable in connection with construction in progress, included in accrued liabilities	$6,574	$4,135	$2,974

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

Our substrate wafers are used when a typical silicon substrate wafer cannot meet the conductive requirements of a semiconductor or optoelectronic device. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. In 2023, our substrate product group generated 63% of our revenue and raw materials product group generated 37%. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

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

Principles of Consolidation

The consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). Baoding Tongmei is located in the city of Dingxing, China. Each of ChaoYang Tongmei and ChaoYang LiMei is located in the city of Kazuo, China. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For the years ended 2023 and 2022, we have three and six companies accounted for by the equity method, respectively. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our consolidated balance sheets and in our consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the years ended 2023 and 2022, expenses associated with ChaoYang LiMei had a de minimis impact on our consolidated financial statements.

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

In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei. The agreement called for a total investment of approximately $7.6 million, of which Tongmei would fund approximately $3.0 million for a 40.0 percent ownership of ChaoYang KaiMei. In July 2022, the investors completed the initial funding of approximately $2.2 million. Tongmei’s portion of the investment was approximately $0.9 million. In January 2023, Tongmei made an investment of $0.9 million to ChaoYang KaiMei. In each of July 2023 and August 2023, Tongmei made an investment of approximately $0.6 million in ChaoYang KaiMei. These contributions culminated in the fulfillment of all of Tongmei’s financial obligations under the April 2022 ChaoYang KaiMei Joint Venture Agreement. In September 2023, Tongmei entered into another joint venture agreement with the same group of investors. This new agreement called for additional investment of approximately $5.6 million, with Tongmei committing to fund approximately $2.3 million. In December 2023, Tongmei made its initial additional investment of approximately $0.6 million in ChaoYang KaiMei. Tongmei’s ownership of ChaoYang KaiMei remained at 40% after these equity investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2023 and 2022, the net change in fair value from the placement of the hedge to settlement had a de minimis impact to the consolidated results.

Foreign Currency Translation

The functional currency of our Chinese subsidiaries is the renminbi, the local currency of China. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “Other income, net” for the years presented. The transaction gain totaled $0.2 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively. The transaction loss for the year ended December 31, 2021 totaled $434,000. The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in “Other comprehensive income (loss)”, net of tax in the consolidated statements of comprehensive income (loss).

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of December 31, 2023, or 2022.

	December 31,	December 31,
	2023	2022
Contract liabilities	$305	$338

During the three and twelve months ended December 31, 2023, the Company recognized $9,000 and $287,000, respectively, of revenue that was included in the contract balances as of December 31, 2022. During the three and twelve months ended December 31, 2022, the Company recognized $22,000 and $760,000 of revenue that was included in the contract balances as of December 31, 2021.

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

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. No customer accounted for more than 10% of our accounts receivable as of December 31, 2023 and two customers accounted for more than 10% of our accounts receivable as of December 31, 2022.

No customer represented 10% of our revenue for the year ended December 31, 2023 and 2021. One customer represented 15% of our revenue for the year ended December 31, 2022. Our top five customers, although not the same five customers for each period, represented 25% of our revenue for the year 2023, 34% of our revenue for the year 2022, and 26% of our revenue for the year 2021.

For the year ended December 31, 2023, two third-party customers for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. For the years ended December 31, 2022 and 2021, one third-party customer for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. Our subsidiaries and raw material joint ventures are a key strategic benefit for us as they further diversify our sources of revenue.

Cash and Cash Equivalents

We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of certificate of deposits. Cash and cash equivalents are stated at cost, which approximates fair value.

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. In May 2022, Tongmei and the Bank of Beijing signed a credit facility for $3.4 million. As a condition of the credit facility we must maintain a time deposit at the Bank of Beijing as collateral, and therefore we placed time deposits of $2.9 million and $1.0 million at the Bank of Beijing in April 2022 and May 2022, respectively. In December 2022, we placed another time deposit of $2.5 million at the Bank of Beijing as collateral for a bank loan of $2.3 million received by Tongmei in January 2023. In January 2023, our consolidated subsidiary, ChaoYang LiMei, placed a time deposit of $3.0 million at the Bank of China as collateral for a bank loan of $2.9 million received by Tongmei in January 2023. When the May 2022 bank loan under the credit facility matured, we utilized the same time deposit of $3.9 million as collateral for a new bank loan of $3.5 million from the Bank of Beijing in June 2023. Furthermore, during June 2023 and December 2023, time deposits of $1.5 million each were placed at the Bank of Beijing as collateral for two bank loans of $1.4 million each received by Tongmei. Each of the bank loans has a term of 12 months. Therefore, the January 2023 bank loans, the June 2023 bank loans, and the December 2023 bank loan, along with the respective time deposits, are classified as short-term investments in our consolidated balance sheets. The time deposits have been excluded from the Company’s cash and cash equivalents balance. As of December 31, 2023, $12.4 million was included in restricted cash in our consolidated balance sheets.

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

Accounts Receivable and Allowance for Credit Losses and Sales Returns

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We review at least quarterly, or when there are changes in credit risks, the likelihood of collection on our accounts receivable balances and provide an allowance for credit losses. We measure the expected credit losses on a collective (pool) basis when similar delinquency status exist. We evaluate receivables from U.S. customers with an emphasis on balances in excess of 90 days and for receivables from customers located outside the U.S. with an emphasis on balances in excess of 120 days and establish a reserve allowance on the receivable balances if needed. The reason for the difference in the evaluation of receivables between foreign and U.S. customers is that U.S. customers have historically made payments in a shorter period of time than foreign customers. Foreign business practices generally require us to allow customer payment terms that are longer than those accepted in the United States.

In accordance with ASC 326-20’s current expected credit loss impairment model, we exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2023 and 2022, our accounts receivable, net balance was $19.3 million and $29.3 million, respectively, which was net of an allowance for credit losses of $579,000 and $307,000 as of December 31, 2023 and 2022, respectively. During 2023, we increased the allowance for credit losses by $272,000. During 2022, we increased the allowance for credit losses by $177,000. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

As of December 31, 2023 and 2022, the sales returns reserve (included in accrued liabilities) balance was $39,000 and $112,000, respectively. During 2023, we utilized $39,000 and reduced an additional $34,000 and during 2022, we utilized $112,000 and reserved an additional $176,000.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2023 and 2022, accrued product warranties totaled $703,000 and $669,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by some of our customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

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

Impairment of Long-Lived Assets

We evaluate property, plant and equipment and intangible assets for impairment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We did not recognize any impairment charges of long-lived assets in 2023, 2022 and 2021.

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

We also invest in equity instruments of privately held companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the subsidiary, fundamental changes to the business prospects of the Company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We estimate fair value of our fair value method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings (loss) and cash flow forecasts, recent operational performance, and any other readily available market data.

For the year ended December 31, 2023, one of our PRC joint ventures assessed one of its equity investments was fully impaired. For the year ended December 31, 2023, we divested our equity investment in a PRC joint venture. The impairment and divestiture resulted in a total of $1.9 million in impairment charges in our financial results. There were no impairment charges during the year ended December 31, 2022.

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

Stock-Based Compensation

We have employee stock option plans, which are described more fully in Note 10-“Employee Benefit Plans and Stock-based Compensation”. We account for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of stock options, which requires the input of highly subjective assumptions, including estimating stock price volatility and expected term. Stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense and as an increase in additional paid-in capital over the requisite service period of the award.

Research and Development

Research and development costs consist primarily of salaries, including stock-based compensation expense and related personnel costs, depreciation, materials and product testing which are expensed as incurred. Tangible assets acquired for research and development purposes are capitalized if they have alternative future use.

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2023, 2022 and 2021 were insignificant.

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

Comprehensive Income (loss)

The components of other comprehensive income (loss) include unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss). The balance of accumulated other comprehensive income (loss) is as follows (in thousands):

	As of December 31,
	2023	2022
Accumulated other comprehensive loss:
Unrealized loss on investments, net	$(20)	$(303)
Cumulative translation adjustment	(6,530)	(3,042)
	(6,550)	(3,345)
Less: Cumulative translation adjustment attributable to noncontrolling interests and redeemable noncontrolling interests	(551)	(227)
Accumulated other comprehensive loss attributable to AXT, Inc.	$(5,999)	$(3,118)

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

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) pronouncement Accounting Standards Update (“ASU”) 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures was issued as an amendment to ASU 2016-13, Financial Instruments-Credit Losses. ASU 2022-02 aims to modify disclosure requirements for certain loan refinancings and restructurings by creditors. The amendment also require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the new standard had an immaterial effect on our consolidated financial statements.

In September 2022, FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance the transparency about the use of supplier finance programs for investors. The amendments in this Update require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the new standard had an immaterial effect on our consolidated financial statements.

In November 2023, FASB released ASU 2023-07— Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, aiming to enhance the transparency and relevance of segment information provided in financial statements. The amendments in this Update require that a public entity disclose significant segment expenses, profit or loss and assets, etc. for each reportable segment, on an annual and interim basis. The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the new standard will have an immaterial effect on our consolidated financial statements.

In December 2023, FASB issued ASU 2023-09— Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities. Furthermore, the Update improves to assess income tax information that affects cash flow forecasts and capital allocation decisions. The Update is effective for public business entities for annual periods beginning after December 15, 2024, on a prospective basis. Adoption of the new standard will have an immaterial effect on our consolidated financial statements.

Note 2. Cash, Cash Equivalents and Investments

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of December 31, 2023 and 2022, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	December 31, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash and restricted cash	$50,114	$—	$—	$50,114	$41,348	$—	$—	$41,348
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash, restricted cash and cash equivalents	50,114	—	—	50,114	41,348	—	—	41,348
Investments (available-for-sale):
Certificates of deposit [2]	2,160	—	(20)	2,140	6,440	—	(175)	6,265
Corporate bonds	—	—	—	—	5,320	—	(128)	5,192
Total investments	2,160	—	(20)	2,140	11,760	—	(303)	11,457
Total cash, restricted cash, cash equivalents and investments	$52,274	$—	$(20)	$52,254	$53,108	$—	$(303)	$52,805
Contractual maturities on investments:
Due within 1 year [3]	$2,160			$2,140	$9,600			$9,339
Due after 1 through 5 years [4]	—			—	2,160			2,118
	$2,160			$2,140	$11,760			$11,457
1.	Certificate of deposit with original maturities of less than three months.
2.	Certificate of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our consolidated balance sheets.
4.	Classified as “Long-term investments” in our consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. Gross unrealized losses on our available-for-sale debt securities as of December 31, 2023 was $20,000, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position as of December 31, 2023 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2023	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$—	$—	$2,140	$(20)	$2,140	$(20)
Total in loss position	$—	$—	$2,140	$(20)	$2,140	$(20)

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

Investments in Privately Held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for the non-consolidated companies, are accounted for under the equity method and included in “Other assets” in the consolidated balance sheets and totaled $12.5 million and $14.6 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there were three and six companies accounted for under the equity method, respectively.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposit, corporate bonds and notes, and government securities. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify our available-for-sale debt securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from bank statements, quoted market prices, broker or dealer statements or quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the year ended December 31, 2023. There have been no transfers between fair value measurement levels during the years ended December 31, 2023 and 2022.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2023, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2023 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments:
Certificates of deposit	$2,140	$—	$2,140	$—
Corporate bonds	—	—	—	—
Total	$2,140	$—	$2,140	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately held companies accounted for by equity and fair value method (See Note 6). For the year ended December 31, 2023, one of our PRC joint ventures assessed one of its equity investments was fully impaired. For the year ended December 31, 2023, we divested our equity investment in a PRC joint venture. The impairment and divestiture resulted in a total of $1.9 million in impairment charges in our financial results. We had no impairment charges for 2022 and 2021.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	December 31,	December 31,
	2023	2022
Inventories:
Raw materials	$32,910	$46,476
Work in process	50,008	39,956
Finished goods	3,585	3,197
	$86,503	$89,629

As of December 31, 2023 and 2022, carrying values of inventories were net of inventory reserves of $21.9 million and $24.7 million, respectively, for excess and obsolete inventory and $78,000 and $47,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Related Party Transactions

ChaoYang Tongmei purchases raw materials from one of PRC joint ventures, Donghai County Dongfang High Purity Electronic Materials Co., Ltd. (“Dongfang”) for production in the ordinary course of business. As of December 31, 2023 and 2022, amounts payable of $0 and $103,000, respectively, were included in “Accounts payable” in our consolidated balance sheets.

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

In September 2022, our consolidated subsidiary, ChaoYang LiMei completed the sale of land and its attached buildings to our equity investment entity, ChaoYang KaiMei, for a total consideration of $1.5 million. In January 2023, ChaoYang KaiMei paid to ChaoYang LiMei $1.5 million. As of December 31, 2023, $0 million was included in “Prepaid expenses and other current assets” in our consolidated balance sheets.

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

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	December 31,	December 31,
	2023	2022
Property, plant and equipment:
Machinery and equipment, at cost	$65,918	$62,797
Less: accumulated depreciation and amortization	(42,112)	(38,477)
Building, at cost	125,786	118,550
Less: accumulated depreciation and amortization	(23,339)	(20,403)
Leasehold improvements, at cost	7,596	7,430
Less: accumulated depreciation and amortization	(5,984)	(5,559)
Construction in progress	38,483	36,679
	$166,348	$161,017

As of December 31, 2023, the balance of construction in progress was $38.5 million, of which $31.2 million was related to our buildings in our Dingxing and Kazuo locations, $3.1 million was for manufacturing equipment purchases not yet placed in service and $4.2 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2022, the balance of construction in progress was $36.7 million, of which $27.2 million was related to our buildings in our Dingxing and Kazuo locations, $5.4 million was for manufacturing equipment purchases not yet placed in service and $4.1 million was from our construction in progress for our other consolidated subsidiaries.

Depreciation and amortization expense was $8.7 million, $8.1 million and $7.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 6. Investments in Privately Held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain.

The investments are summarized below (in thousands):

	Investment Balance as of
	December 31,	December 31,	Accounting	Ownership *
Company	2023	2022	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	3,122	1,000	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$14,211	$12,089

Beijing JiYa Semiconductor Material Co., Ltd.	$3,806	6,381	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	5,516	5,094	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	3,154	827	Equity	***** 40%
Emeishan Jia Mei High Purity Metals Co., Ltd.	N/A	418	Equity	****** 25%
	$12,476	$12,720

Emeishan Jia Mei High Purity Metals Co., Ltd.	551	N/A	Fair value	****** 10%
	$551	$—

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	—	1,887	N/A	******* 0%
	$—	$1,887

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and their subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of December 31, 2022, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

*** In February 2021, Tongmei signed a joint venture agreement with certain investors to fund ChaoYang XinMei.

**** In April 2022, ChaoYang JinMei signed a joint venture agreement with certain investor to fund a new company, ChaoYang ShuoMei.

***** In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei.

****** In May 2023, we sold 15% of our equity investments in Jia Mei to a third party. We now own 10% of the equity ownership of Jia Mei and account for it under the fair value method.

******* In November 2023, we completed the sale of our entire 46% equity ownership interests in Dongfang to a third party.

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to an unrelated third party for approximately $827,000. Considering our decreased ownership and that we no longer have significant influence over its operations and financial policies, we adopted the fair value method of accounting to report on the investment in Jia Mei. As Jia Mei's equity interest is without a readily determinable fair value, we elected to use the measurement alternative to measure at cost, less any impairment, plus or minus fair value changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As a result of the share sale, we recognized a gain of $575,000. Additionally, in accordance with ASC 321-10-35-2, we adjusted the investment in Jia Mei to its fair value at the time of the sale. The gain resulting from the sale and the subsequent remeasurement was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the consolidated statements of operations for the twelve months ended December 31, 2023. The gain from the sale and the subsequent remeasurement includes the following:

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

The Jia Mei investment is reviewed for other-than-temporary declines in value on a quarterly basis. We did not record any other-than-temporary impairment charges for Jia Mei investment during the twelve months ended December 31, 2023.

In November 2023, our 46% equity ownership interest in Dongfang was sold to a third party for consideration valued at approximately $0.6 million, including raw materials, equipment, and vehicle. As a result, our equity ownership interest of Dongfang decreased from 46% to 0%. The loss resulting from the sale was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the consolidated statements of operations for the twelve months ended December 31, 2023. The loss from the sale includes the following:

Amount
(in thousands)
Fair value of the consideration received	$585
Carrying value of 46% of Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	(1,710)
Loss recognized on sale of 46% of Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$(1,125)

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our consolidated balance sheets and totaled $12.5 million and $14.6 million as of December 31, 2023 and 2022, respectively. Our respective ownership interests in ChaoYang KaiMei, JiYa, Xiaoyi XingAn and Jia Mei was 40%, 39%, 25%, and 10%, respectively. These minority investment entities are not considered variable interest entities because:

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

For the years ended December 31, 2023, 2022 and 2021, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $4.3 million, $2.9 million and $774,000, respectively. In June 2021, we received a dividend of $774,000 from Xiaoyi XingAn. In June 2022, July 2022 and August 2022, we received a dividend of $1.3 million from BoYu, $1.5 million from Xiaoyi XingAn and $0.1 million from JiYa, respectively. In April 2023, Xiaoyi XingAn distributed a dividend of $1.8 million to us. Additionally, in both April 2023 and November 2023, JiYa distributed dividends to us, totaling $2.0 million and $0.5 million, respectively. For the years ended December 31, 2023 and 2022, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity entities had the following summarized income information (in thousands) for the years ended December 31, 2023, 2022 and 2021, respectively: (The 2023 income information includes results of Jia Mei for Q1 and Q2.)

				Our share for the
	Year Ended			Year Ended
	December 31,			December 31,
	2023	2022	2021	2023	2022	2021
Net revenue	$32,544	$48,139	$35,939	$10,033	$15,031	$11,424
Gross profit	11,698	27,000	17,465	3,365	8,229	5,482
Operating income	10,115	24,987	14,293	2,724	7,532	4,495
Net income	8,681	19,104	12,560	1,884	5,957	4,409

These minority investment entities that are not consolidated, but rather are accounted for under the equity method, had the following summarized balance sheet information (in thousands) as of December 31, 2023 and 2022, respectively: (The 2023 balance sheet information excludes Jia Mei.)

	As of December 31,
	2023	2022
Current assets	$31,636	$43,091
Noncurrent assets	19,751	12,520
Current liabilities	7,367	10,552
Noncurrent liabilities	—	—

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was an income of $1.9 million, $6.0 million and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Undistributed retained earnings relating to our investments in these minority investment entities amounted to $8.1 million and $9.2 million as of December 31, 2023 and 2022, respectively.

Note 7. Balance Sheets Details

Other Assets

The components of other assets are summarized below (in thousands):

	As of December 31,
	2023	2022
Equity method investments	$12,476	$14,607
Value added tax receivable, long term	1,291	1,632
Other intangible assets	1,821	1,926
Deferred tax assets	1,683	2,236
Other assets	1,627	1,230
	$18,898	$21,631

Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2023	2022
Payable in connection with construction in progress	$7,249	$4,135
Accrued compensation and related charges	3,707	4,774
Preferred stock dividends payable	2,901	2,901
Accrued professional services	868	930
Accrued product warranty	703	669
Other tax payable	493	867
Current portion of operating lease liabilities	458	485
Advances from customers	305	338
Other personnel-related costs	286	291
Accrual for sales returns	39	112
Accrued income taxes	—	729
Other accrued liabilities	2,010	1,933
	$19,019	$18,164

Note 8. Bank Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Bank loan” in our consolidated balance sheets. The following table represents bank loans as of December 31, 2023 and 2022 (in thousands, except interest rate data):

		Loan	Interest			December 31,	December 31,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2022	2023
Tongmei	Bank of China (1)	$2,108	2.7%	September-22	March-23	$2,175	$-
		3,935	4.6%	January-22	January-23	4,059	-
		1,405	4.2%	April-22	April-23	1,450	-
	Bank of China (5)	1,848	3.5%	January-23	January-24	-	1,795
		2,184	2.8%	March-23	March-24	-	2,118
		376	2.7%	September-23	September-24	-	386
		876	3.5%	November-23	November-24	-	876
		1,003	3.5%	November-23	November-24	-	1,003
	Bank of China (3)	2,911	3.5%	January-23	January-24	-	2,825
	Bank of Communications (2)	1,405	3.3%	January-22	January-23	1,450	-
		1,405	3.3%	January-22	January-23	1,450	-
	Bank of Communications (5)	1,450	3.3%	December-22	December-23	1,450	-
		1,455	3.3%	January-23	January-24	-	1,414
		1,380	3.8%	May-23	May-24	-	1,414
		1,373	3.8%	July-23	May-24	-	1,414
	China Merchants Bank (5)	4,367	3.7%	January-23	January-24	-	4,235
	Bank of Beijing (4)	3,192	4.2%	May-22	May-23	3,292	-
		2,290	4.2%	January-23	January-24	-	2,220
		3,541	3.2%	June-23	May-24	-	3,626
		1,380	3.2%	June-23	February-24	-	1,414
		1,414	3.0%	December-23	December-24	-	1,414
	Industrial Bank (5)	5,621	4.4%	June-22	June-23	5,798	-
		2,811	4.4%	September-22	September-23	2,900	-
		2,757	4.3%	June-23	June-24	-	2,825
		2,744	4.3%	July-23	July-24	-	2,825
		2,744	4.3%	September-23	September-24	-	2,825
	NingBo Bank (5)	1,405	4.8%	June-22	June-23	1,450	-
		1,405	4.8%	August-22	August-23	1,450	-
		1,405	4.8%	September-22	September-23	1,450	-
		1,406	4.5%	November-22	November-23	1,450	-
		2,900	4.5%	December-22	December-23	2,900	-
		2,744	4.2%	August-23	September-24	-	2,820
		1,271	4.3%	November-23	November-24	-	1,271
		2,825	4.3%	December-23	December-24	-	2,825
	Industrial and Commercial Bank of China (5)	5,621	3.2%	September-22	July-23	5,800	-
		2,744	3.3%	September-23	September-24	-	2,825
	NanJing Bank (5)	2,811	4.3%	September-22	September-23	2,899	-
		1,265	4.3%	November-22	November-23	1,305	-
		2,752	3.8%	October-23	October-24	-	2,752
BoYu	Industrial and Commercial Bank of China (6)	1,450	2.8%	December-22	December-23	1,450	-
		1,414	2.7%	December-23	December-24	-	1,414
	Bank of China (5)	1,204	2.4%	January-23	January-24	-	849
	NingBo Bank (5)	703	4.8%	September-22	March-23	725	-
		1,406	3.6%	November-22	May-23	1,450	-
		725	4.8%	December-22	June-23	725	-
		1,414	3.3%	November-23	May-24	-	1,414
	Industrial Bank (5)	688	3.6%	September-23	September-24	-	708
	Bank of Communications (5)	1,414	3.0%	November-23	May-24	-	1,414
	Loan Balance					$47,078	$52,921

Collateral for the above bank loans and line of credit

(1)	Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing, China.
(2)	ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China.
(3)	ChaoYang LiMei time deposit.
(4)	AXT time deposit.
(5)	Not collateralized.
(6)	BoYu’s land use rights and its building located at its facility in Tianjin, China. In addition, the December 2023 loan attracts a guarantee fee amounting to 0.7% of the loan amount.

Note 9. Stockholders’ Equity and Stock Repurchase Program

Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2023 and 2022, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Changes in AXT, Inc.’s ownership interests in consolidated subsidiaries

The effects of changes in the Company’s ownership interests in its less than 100% owned subsidiaries on the Company’s equity are as follows:

	As of December 31,
	2023	2022
Net income (loss) attributable to AXT, Inc.	$(17,881)	$15,811
Decrease in additional paid-in capital for:
Investment in subsidiary with noncontrolling interest	(308)	(937)
Change from net income (loss) attributable to AXT, Inc., net of transfers to noncontrolling interests	$(18,189)	$14,874

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2023, 2022 and 2021 under this program. As of December 31, 2023, approximately $2.7 million remained available for future repurchases under this program.

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In 2023, 2022 and 2021, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

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

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is a replacement of the 2007 Plan. The 399,562 share reserve of the 2007 Plan became the reserve of the 2015 Plan, together with 3,000,000 additional shares approved for issuance under the 2015 Plan. In May 2019, our stockholders approved 1,600,000 of additional shares for issuance under the 2015 Plan. In May 2021, our stockholders approved 3,600,000 of additional shares for issuance under the 2015 Plan. Awards that may be made under the 2015 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2015 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than four years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). However, options granted to consultants and restricted stock awards granted to independent board members typically vest in one year and the 2015 Plan does allow for similar vesting to employees. As of December 31, 2023, approximately 1.7 million shares were available for grant under the 2015 Plan.

Stock Options

The following table summarizes the stock option transactions for each of the years ended December 31, 2021, 2022 and 2023 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2021	1,885	$4.42	6.17	$9,713
Granted	—	—
Exercised	(507)	3.30
Canceled and expired	—	—
Balance as of December 31, 2021	1,378	$4.83	5.60	$5,573
Granted	—	—
Exercised	(172)	3.02
Canceled and expired	—	—
Balance as of December 31, 2022	1,206	$5.09	5.08	$630
Granted	—	—
Exercised	(4)	2.30
Canceled and expired	(4)	4.12
Balance as of December 31, 2023	1,198	$5.10	4.09	$14
Options vested as of December 31, 2023 and unvested options expected to vest, net of forfeitures	1,198	$5.10	4.09	$14
Options exercisable as of December 31, 2023	1,198	$5.10	4.09	$14

The options outstanding and exercisable as of December 31, 2023 were in the following exercise price ranges (in thousands, except per share data):

						Options Vested and
			Options Outstanding as of			Exercisable as of
			December 31, 2023			December 31, 2023
					Weighted‑average
Range of				Weighted‑average	Remaining		Weighted‑Average
Exercise Price			Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$2.14	-	$2.14	8	$2.14	0.33	8	$2.14
$2.18	-	$2.18	54	$2.18	1.84	54	$2.18
$2.47	-	$2.47	15	$2.47	0.84	15	$2.47
$2.56	-	$2.56	10	$2.56	2.01	10	$2.56
$3.06	-	$3.06	330	$3.06	5.85	330	$3.06
$5.21	-	$5.21	352	$5.21	2.82	352	$5.21
$5.77	-	$5.77	245	$5.77	4.85	245	$5.77
$7.95	-	$7.95	60	$7.95	3.08	60	$7.95
$9.50	-	$9.50	124	$9.50	3.82	124	$9.50
			1,198	$5.10	4.09	1,198	$5.10

There were 4,000, 172,000 and 507,000 options exercised in the years ended December 31, 2023, 2022 and 2021, respectively. The total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021, was $7,000, $0.8 million and $3.7 million, respectively.

As of December 31, 2023, the unamortized compensation costs related to unvested stock options granted to employees under our 2015 plan was $0. We did not capitalize any stock-based compensation to inventory as of December 31, 2023 and 2022, as the amount was insignificant.

Restricted Stock Awards

A summary of activity related to restricted stock awards for the years ended December 31, 2021, 2022 and 2023 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2021	1,022	$5.27
Granted	274	$9.07
Vested	(407)	$5.70
Forfeited	(14)	$5.38
Non-vested as of December 31, 2021	875	$6.26
Granted	513	$4.67
Vested	(387)	$6.01
Forfeited	(17)	$5.34
Non-vested as of December 31, 2022	984	$5.55
Granted	692	$2.20
Vested	(446)	$5.25
Forfeited	(10)	$6.37
Non-vested as of December 31, 2023	1,220	$3.75

Total fair value of stock awards vested during the years ended December 31, 2023, 2022 and 2021 was $2.3 million, $2.3 million and $3.8 million, respectively. As of December 31, 2023, we had $4.1 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 1.5 years.

At-Risk, Performance Shares

In February 2021 and 2022 and March 2023, the Company issued at-risk, performance shares classified as equity awards. Expense is recognized quarterly on a straight-line method over the requisite service period, based on the probability of achieving the specified financial performance metric, with changes in expectations recognized as an adjustment to earnings in the period of change. Compensation cost is not recognized for at-risk, performance shares that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed. At-risk, performance shares are eligible to receive dividend equivalents under the Company's 2015 Equity Incentive Plan (the “Plan”), as determined by the Board of Directors. The Company will recognize forfeitures as they occur.

The Company's at-risk, performance shares are classified as equity and contain performance and service conditions that must be satisfied for an employee to receive the shares. The financial performance metric for the at-risk, performance shares issued in February 2021 is based upon year-end 2020 actual results as compared to the Company’s year-end actual results in 2021. The financial performance metric for the at-risk, performance shares issued in February 2022 is based upon year-end 2021 actual results as compared to the Company’s year-end actual results in 2022. The financial performance metrics for the at-risk, performance shares issued in March 2023 are based upon the Company’s year-end actual results in 2023. The financial performance metric for the at-risk, performance shares issued in February 2024 is based upon the Company’s year-end actual results in 2024. All performance shares, if earned, are still subject to annual vesting over a four-year period, except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the year 2021, 2022 and 2023, respectively.

The fair value of the at-risk, performance shares is determined based on the closing price of the Company’s common stock on the first day after the public issuance of the Company’s earnings release for the most recent fiscal quarter, following the Compensation Committee and Board of Directors approval, which is considered the grant date. The fair value per share of the at-risk, performance shares classified as equity awards granted in February 2021 and 2022 and March 2023 was $15.37, $7.83 and $3.71, respectively.

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

On March 15, 2023, the Compensation Committee recommended, and the Board approved, the grant to Dr. Morris Young of 223,590 at-risk, performance shares under the Plan. On March 15, 2023, the Compensation Committee approved the grant to Gary Fischer of 77,600 at-risk, performance shares under the Plan. If the minimum financial metric for fiscal year 2023 is achieved, then based upon a performance formula, a corresponding portion of the 223,590 shares issued to Dr. Young would be eligible to vest and a corresponding portion of the 77,600 shares issued to Mr. Fischer would be eligible to vest. If the target financial metric is exceeded and an additional financial metric for fiscal year 2023 is achieved, then additional shares above the target number of shares are earned based on such performance formula and the maximum number of additional shares earned is capped at 100% of the target. If the minimum financial metric for fiscal year 2023 is not achieved, then these awards are forfeited. On February 20, 2024, the Compensation Committee met and certified that the minimum revenue metric for fiscal year 2023 was not achieved. Therefore, none of the at-risk performance shares became eligible to vest.

On February 20, 2024, the Compensation Committee recommended, and the Board approved, the grant to Dr. Morris Young of 223,590 at-risk, performance shares under the Plan. On February 20, 2024, the Compensation Committee approved the grant to Gary Fischer of 77,600 at-risk, performance shares under the Plan. If the minimum financial metric for fiscal year 2024 is achieved, then based upon a performance formula, a corresponding portion of the 223,590 shares issued to Dr. Young would be eligible to vest and a corresponding portion of the 77,600 shares issued to Mr. Fischer would be eligible to vest. If the target financial metric is exceeded, then additional shares above the target number of shares are earned based on such performance formula and the maximum number of additional shares earned is capped at 100% of the target. If the minimum financial metric for fiscal year 2024 is not achieved, then these awards are forfeited.

A summary of the status of our unvested at-risk, performance shares as of December 31, 2023 is presented below (in thousands, except per share data):

			Weighted-Average
			Grant Date
Stock Awards	Shares		Share Value
Non-vested as of January 1, 2022	152	*	$15.37
Granted	74		$7.83
Vested	(76)		$15.37
Forfeited	(74)		$7.83
Non-vested as of December 31, 2022	76		$15.37
Granted	13		$3.71
Vested	(38)		$15.37
Forfeited	(13)		$3.71
Non-vested as of December 31, 2023	38		$15.37

*The number of share presented is based on achieving 150% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

As of December 31, 2023, there was $0.1 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 0.85 years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance as of December 31, 2023 (in thousands, except per share data):

Options outstanding	1,198
Restricted stock awards outstanding	1,257
Stock available for future grant: 2015 Equity Incentive Plan	1,743
Total	4,198

Stock-based Compensation

We recorded $3.5 million, $4.0 million and $4.5 million of stock-based compensation in our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Year Ended
	December 31,
	2023	2022	2021
Cost of revenue	$414	$379	$368
Selling, general and administrative	2,502	2,947	3,514
Research and development	624	680	637
Net effect on net income (loss)	$3,540	$4,006	$4,519
Shares used in computing basic net income (loss) per share	42,643	42,104	41,367
Shares used in computing diluted net income (loss) per share	42,643	42,715	42,720
Effect on basic net income (loss) per share	$0.08	$0.10	$0.11
Effect on diluted net income (loss) per share	$0.08	$0.09	$0.11

We estimate the fair value of stock options using a Black-Scholes option pricing model. There were no stock options granted during 2023, 2022 and 2021.

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

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our contributions to the Savings Plan were $186,000, $191,000 and $208,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the consolidated balance sheets, during 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022
Beginning accrued product warranty	$669	$743
Accruals for warranties issued	794	1,024
Adjustments related to pre-existing warranties including expirations and changes in estimates	(159)	(286)
Cost of warranty repair	(601)	(812)
Ending accrued product warranty	$703	$669

Note 12. Income Taxes

Consolidated income before provision for income taxes was a loss of $19.0 million for the year ended December 31, 2023 and income of $20.9 million and $17.6 million for the years ended December 31, 2022 and 2021, respectively. We recorded a current tax provision of $0.2 million, $2.2 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The components of the provision for income taxes are summarized below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(317)	$848	$223
State	41	34	91
Foreign	(62)	918	3,119
Total current	(338)	1,800	3,433
Deferred:
Federal	(9)	(591)	(188)
State	(7)	(4)	(1)
Foreign	514	980	(2,151)
Total deferred	498	385	(2,340)
Total provision for income taxes	$160	$2,185	$1,093

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefits	(0.6)	0.1	0.4
Valuation allowance	(25.7)	(19.3)	(25.4)
Stock-based compensation	(1.7)	0.7	(3.2)
Foreign tax rate differential	6.1	(2.6)	(8.6)
Foreign tax incentives	0.1	(3.5)	(3.2)
Foreign income inclusion	—	18.9	10.4
Gain from sale of IP	—	—	16.9
Tax effect in equity method loss or gain from unconsolidated affiliates	0.4	(3.0)	(2.6)
Other	(0.4)	(1.8)	0.5
Effective tax rate	(0.8)%	10.5%	6.2%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$14,362	$9,571
Accruals, reserves and other	4,349	4,053
Credit carryforwards	325	206
Operating lease liability	206	60
Gross deferred tax assets	19,242	13,890
Valuation allowance	(17,462)	(11,885)
Total deferred tax assets	1,780	2,005
Deferred tax liabilities:
Operating lease right-of-use assets	(323)	(50)
Total net deferred tax assets (included in other assets)	$1,457	$1,955

As of December 31, 2023 we have federal net operating loss (“NOL”) carryforwards of approximately $40.2 million, which will begin to expire in 2025. We have California net operating loss carryforwards of approximately $115,000 as of December 31, 2023.

The deferred tax assets valuation allowance as of December 31, 2023 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, NOL carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses related to domestic operations, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance increased for the year ended December 31, 2023 by $5.6 million and decreased $3.5 million for the year ended December 31, 2022.

The China Enterprise Income Tax Law (“EIT”) imposes a single uniform income tax rate of 25% on all Chinese enterprises. Our subsidiaries in China have qualified for a preferential 15% tax rate that is available for High and New Technology Enterprises (“HTE”). In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. We realized benefits from this 10% reduction in tax rate of $47,000, $0.9 million and $1.0 million for 2023, 2022 and 2021, respectively. As of December 31, 2023, the favorable tax rate is still valid for the Company and it will stay the same for next year if there is no change of the business nature. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

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

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership changes that might have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If there is a change of control, utilization of our NOL or tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Until a Section 382 study for the year-ended December 31, 2023 is completed and any limitation known, no amounts are being presented as an uncertain tax position. The Company does not believe that per Section 382 there will be a limitation on the utilization of the net operating loss and tax credit carryforwards. A full valuation allowance has been provided against our NOL carryforwards and R&D credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no net impact to the consolidated balance sheets or statements of operations if an adjustment were required.

During fiscal year 2023 and 2022, the amount of gross unrecognized tax benefits was $1.1 million as of December 31, 2023 and 2022. The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. To date, such interest and penalties have not been material. All of the unrecognized tax benefit would impact the effective tax rate in future periods if recognized.

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

On August 9, 2022, Congress passed the Creating Helpful Incentives to Produce Semiconductors (CHIPS) Act to strengthen domestic semiconductor manufacturing, design and research, fortify the economy and national security, and reinforce America’s chip supply chains. The CHIPS Act provides for a new 25% advanced manufacturing investment credit for investments in semiconductor manufacturing and for the manufacture of certain equipment required in the semiconductor manufacturing process. Since the Company has all its manufacturing in China, the Company will not qualify for the investment credit.

On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA) into law. The law is intended to address inflation by paying down the national debt, lower consumer energy costs, provide incentives for the production of clean energy and reduce health care costs. The new law imposes a 1% excise tax on corporate buybacks, and a 15% minimum tax on the adjust financial statement income (AFSI) for corporations with average annual AFSI over a three-tax year period in excess of $1 billion. The Company does not anticipate the IRA to have a material impact on its financial statements.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Year ended
	December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to AXT, Inc.	$(17,881)	$15,811	$14,575
Less: Preferred stock dividends	(177)	(177)	(177)
Net income (loss) available to common stockholders	$(18,058)	$15,634	$14,398
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	42,643	42,104	41,367
Effect of dilutive securities:
Common stock options	—	333	803
Restricted stock awards	—	278	550
Denominator for dilutive net income (loss) per common shares	42,643	42,715	42,720
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.42)	$0.37	$0.35
Diluted	$(0.42)	$0.37	$0.34

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,198	220	21
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,258	291	118

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Year Ended
	December 31,
	2023	2022	2021
Product Type:
Substrates	$47,466	$111,094	$103,026
Raw materials and others	28,329	30,024	34,367
Total	$75,795	$141,118	$137,393

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Year Ended
	December 31,
	2023	2022	2021
Geographical region:
China	$39,778	$55,414	$67,394
Taiwan	8,651	28,780	16,841
Japan	4,641	11,724	10,112
Asia Pacific (excluding China, Taiwan and Japan)	3,814	4,188	7,540
Europe (primarily Germany)	12,315	20,592	23,069
North America (primarily the United States)	6,596	20,420	12,437
Total	$75,795	$141,118	$137,393

Long-lived assets consist primarily of property, plant and equipment, and operating lease right-of-use assets are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of December 31,
	2023	2022
Long-lived assets by geographic region, net of depreciation:
North America	$1,631	$346
China	167,516	162,432
	$169,147	$162,778

Note 15. Other income (expense), net

The components of other income (expense), net are summarized below (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Foreign exchange gain (loss)	$169	$1,573	$(434)
Income from local China government subsidy	2,557	1,710	1,125
Other income (expense)	(547)	204	(182)
	$2,179	$3,487	$509

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

As of December 31, 2023, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2024	$591
2025	604
2026	618
2027	633
2028	614
Thereafter	153
Total minimum lease payments	3,213
Less: Interest	(404)
Present value of lease obligations	2,809
Less: Current portion, included in accrued liabilities	(458)
Long-term portion of lease obligations	$2,351

The weighted average remaining lease term and the weighted-average discount rate for our operating leases are as follows:

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	5.22	5.89
Weighted-average discount rate	5.14%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$578	$574

The components of lease expense are as follows (in thousands) within our consolidated statements of operations:

	Year Ended
	December 31,
	2023	2022
Operating lease	$548	$530
Short-term lease expense	143	137
Total	$691	$667

Royalty Agreement

In 2020, we and a competitor entered into a cross license and covenant agreement (the “Cross License Agreement”), which has a term that began on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period. For the years ended December 31, 2023 and 2022, the royalty expense under the Cross License Agreement was not considered material to our consolidated financial statements.

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

Note 17. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth

	(in thousands, except per share data)
2023:
Revenue	$19,405	$18,595	$17,366	$20,429
Gross profit	5,110	1,715	1,866	4,627
Net income attributable to AXT, Inc.	(3,348)	(5,089)	(5,823)	(3,621)
Net income attributable to AXT, Inc. per share, basic	$(0.08)	$(0.12)	$(0.14)	$(0.09)
Net income attributable to AXT, Inc. per share, diluted	$(0.08)	$(0.12)	$(0.14)	$(0.09)
2022:
Revenue	$39,653	$39,487	$35,183	$26,795
Gross profit	13,308	15,435	14,782	8,596
Net income (loss) attributable to AXT, Inc.	3,165	5,546	5,759	1,341
Net income (loss) attributable to AXT, Inc. per share, basic	$0.07	$0.13	$0.14	$0.03
Net income (loss) attributable to AXT, Inc. per share, diluted	$0.07	$0.13	$0.13	$0.03

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

The components of the change in redeemable noncontrolling interests for the years ended December 31, 2023 and 2022 are presented in the following table (in thousands):

Balance as of January 1, 2022	$50,385
Investment in subsidiary with redeemable noncontrolling interest	471
Equity issuance costs incurred	(2,699)
Stock-based compensation attributable to redeemable noncontrolling interests	(36)
Net income attributable to redeemable noncontrolling interests	1,598
Effect of foreign currency translation on redeemable noncontrolling interests	(3,962)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(911)
Balance as of December 31, 2022	44,846
Investment in subsidiary with redeemable noncontrolling interest	155
Equity issuance costs incurred	(880)
Stock-based compensation attributable to redeemable noncontrolling interests	52
Net loss attributable to redeemable noncontrolling interests	(920)
Effect of foreign currency translation on redeemable noncontrolling interests	(1,260)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(330)
Balance as of December 31, 2023	$41,663

Note 19. Subsequent Events

In January and February 2024, the Company obtained a total of $7.9 million in new one-year bank loans with interest rates ranging from 3.0% to 4.3%. The $5.1 million of the new bank loans are unsecured, while the remaining

$2.8 million was collateralized by a ChaoYang LiMei time deposit. The Company repaid $14.5 million of existing loans In January and February 2024.

In January 2024, the Company secured a new line of credit amounting to $9.9 million, structured as a five-year bank loan. The credit facility bears an interest rate of 6.5% on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.9 million against the credit facility. The primary intended use of the credit facility is for construction projects.

In January, February and March 2024, our consolidated subsidiaries, collectively, received approximately $715,000 in subsidies from the Chinese government. These funds are designated to support digital projects within enterprises and initiatives aimed at waste recycling, etc.

Item 16. Form 10-K Summary

Not applicable.

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2023

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of Certificate of Incorporation
3.3(3)	Certificate of Amendment to the Restated Certificate of Incorporation
3.4(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).
3.5(5)	Second Amended and Restated By Laws
3.6(6)	Amended and Restated Section 5.1 of Article V of the Second Amended and Restated Bylaws of AXT, Inc.
3.7(7)	Certificate of Amendment to By Laws
4.1	Description of Securities
10.1(8)*	Form of Indemnification Agreement for directors and officers
10.5(11)*	2007 Equity Incentive Plan (amended December 8, 2008)
10.6(12)*	Forms of agreements under the 2007 Equity Incentive Plan
10.7(13)*	Amended and Restated Employment Offer Letter between the Company and Dr. Morris S. Young dated December 4, 2012
10.8(14)*	Employment Letter Agreement between the Company and Mr. Gary L. Fischer
10.9(15)*	2015 Equity Incentive Plan
10.10(16)*	Executive Incentive Plan
10.11	Form of Capital Increase Agreement between Beijing Tongmei Xtal Technologies Co., Ltd. and certain investors
10.11(a)	Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.11 hereto
10.12	Form of First Supplemental Agreement between Beijing Tongmei Xtal Technology Co., Ltd. and certain investors
10.12(a)	Schedule identifying agreements substantially identical to the form of First Supplemental Agreement filed as Exhibit 10.12 hereto
10.13	Form of Second Supplemental Agreement between Beijing Tongmei Xtal Technology Co., Ltd. and certain investors
10.13(a)	Schedule identifying agreements substantially identical to the form of Second Supplemental Agreement filed as Exhibit 10.13 hereto
10.14	Letter of Commitment on Share Lock-up
10.15	Letter of Commitment on the Shareholding Intention and Share Reduction Intention
10.16	Letter of Commitment on Plan for Stabilizing Tongmei’s Stock Price within Three Years upon the Listing and the Restraint Measures
10.17	Letter of Commitment on Share Repurchase for Fraudulent Listing
10.18	Letter of Commitment on No False Records, Misleading Statements or Major Omissions in the Prospectus
10.19	Letter of Commitment on Filling the Diluted Spot Return
10.20	Letter of Commitment on Restraint Measures for Nonperformance of the Commitments
10.21	Letter of Commitment on Avoiding Horizontal Competition

10.22	Letter of Commitment on Regulating and Reducing Related Party Transactions
10.23	Letter of Commitment on Avoiding Illegal Guarantees
10.24	Statement and Letter of Commitment
10.25	Special Commitment Letter for Disclosure of Shareholders’ Information and Verification of Retired Personnel of CSRC
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 †	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 † 97.1*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Compensation Recovery Policy
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase. Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.
(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.
(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.
(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.
(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.
(8)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on October 31, 2014.
(9)	Incorporated by reference to exhibit 10.29 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(10)	Incorporated by reference to exhibit 10.30 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(11)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10-K filed with the SEC on March 31, 2009.
(12)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(13)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 4, 2012.
(14)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 12, 2014.
(15)	Incorporated by reference to appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 8, 2015.
(16)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on February 26, 2016.
(17)	Incorporated by reference to exhibit 10.1 registrant’s Form 8-K filed with the SEC on November 9, 2018.

*	Management contract or compensatory plan.

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

Date: March 15, 2024

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

Signature	Title	Date

/s/ MORRIS S. YOUNG	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2024
Morris S. Young	(Principal Executive Officer)

/s/ GARY L. FISCHER	Chief Financial Officer and Corporate Secretary	March 15, 2024
Gary L. Fischer	(Principal Financial Officer and Principal Accounting Officer)

/s/ JESSE CHEN	Lead Independent Director	March 15, 2024
Jesse Chen

/s/ DAVID C. CHANG	Director	March 15, 2024
David C. Chang

/s/ Christine Russell	Director	March 15, 2024
Christine Russell