Form 10-Q
period 2024-03-31
AXT INC
filed 2024-05-10
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2024

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

As of May 1, 2024, 44,398,843 shares, $0.001 par value, of the registrant’s common stock were outstanding.

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$25,793	$37,752
Restricted cash	13,807	12,362
Short-term investments	1,667	2,140
Accounts receivable, net of allowances for credit losses of $579 and $579 as of March 31, 2024 and December 31, 2023	25,058	19,256
Inventories	85,943	86,503
Prepaid expenses and other current assets	11,474	12,643
Total current assets	163,742	170,656
Property, plant and equipment, net	163,122	166,348
Operating lease right-of-use assets	2,657	2,799
Other assets	19,443	18,898
Total assets	$348,964	$358,701
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,262	$9,617
Accrued liabilities	12,697	19,019
Short-term loans	49,048	52,921
Total current liabilities	72,007	81,557
Noncurrent operating lease liabilities	2,211	2,351
Other long-term liabilities	9,655	5,647
Total liabilities	83,873	89,555
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	40,581	41,663
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2024 and December 31, 2023 (Liquidation preference of $7,920 and $7,875 as of March 31, 2024 and December 31, 2023)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 44,399 and 44,239 shares issued and outstanding as of March 31, 2024 and December 31, 2023	44	44
Additional paid-in capital	239,257	238,452
Accumulated deficit	(34,123)	(32,040)
Accumulated other comprehensive loss	(7,626)	(5,999)
Total AXT, Inc. stockholders’ equity	201,084	203,989
Noncontrolling interests	23,426	23,494
Total stockholders’ equity	224,510	227,483
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$348,964	$358,701

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$22,688	$19,405
Cost of revenue	16,594	14,295
Gross profit	6,094	5,110
Operating expenses:
Selling, general and administrative	6,227	5,952
Research and development	3,214	3,595
Total operating expenses	9,441	9,547
Loss from operations	(3,347)	(4,437)
Interest expense, net	(349)	(397)
Equity in income of unconsolidated joint ventures	890	1,034
Other income, net	1,032	282
Loss before provision for income taxes	(1,774)	(3,518)
Provision for income taxes	274	148
Net loss	(2,048)	(3,666)
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(35)	318
Net loss attributable to AXT, Inc.	$(2,083)	$(3,348)
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)
Weighted-average number of common shares outstanding:
Basic	42,987	42,498
Diluted	42,987	42,498

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023

Net loss	$(2,048)	$(3,666)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(2,010)	887
Change in unrealized gain on available-for-sale debt investments, net of tax	7	111
Total other comprehensive income (loss), net of tax	(2,003)	998
Comprehensive loss attributable to AXT, Inc.	(4,051)	(2,668)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	341	178
Comprehensive loss attributable to AXT, Inc.	$(3,710)	$(2,490)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net Loss	$(2,048)	$(3,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,192	2,118
Amortization of marketable securities premium	—	7
Stock-based compensation	809	915
(Gain) Loss on disposal of equipment	—	5
Equity in income of unconsolidated joint ventures	(890)	(1,034)
Deferred tax assets	40	(10)
Changes in operating assets and liabilities:
Accounts receivable	(6,076)	7,982
Inventories	(720)	(1,466)
Prepaid expenses and other current assets	(375)	1,965
Other assets	65	(1,055)
Accounts payable	815	(3,351)
Accrued liabilities	(558)	(1,568)
Other long-term liabilities	(2,060)	(2,376)
Net cash used in operating activities	(8,806)	(1,534)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,392)	(3,616)
Proceeds from sales and maturities of available-for-sale debt securities	480	2,903
Net cash used in investing activities	(3,912)	(713)
Cash flows from financing activities:
Proceeds from common stock options exercised	20	8
Proceeds from short-term bank loans	12,858	18,372
Payments on short-term bank loans	(16,541)	(12,810)
Proceeds from capital increase in subsidiary shares from noncontrolling interests	—	203
Proceeds from long-term loan	5,831	—
Payments on long-term loan	(168)	—
Net cash provided by financing activities	2,000	5,773
Effect of exchange rate changes on cash and restricted cash	204	19
Net increase (decrease) in cash and restricted cash	(10,514)	3,545
Cash and restricted cash at the beginning of the year	50,114	41,348
Cash and restricted cash at the end of the period	$39,600	$44,893
Supplemental disclosure of non-cash flow information:
Notes receivables paid to purchase fixed assets	$1,377	$—
Investment in subsidiary shares from noncontrolling interest	$—	$72
Consideration payable in connection with construction in progress, included in accrued liabilities	$21	$—

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

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024.

The condensed consolidated financial statements include the accounts of AXT and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of March 31, 2024 and December 31, 2023, we have three companies accounted for by the equity method. In May 2023, we reduced our ownership in Emeishan Jia Mei High Purity Metals Co., Ltd. (“Jia Mei”) from 25% to 10% by selling a portion of our Jia Mei shares to an unrelated third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, as of May 2023, we no longer reported Jia Mei as an equity investment in our condensed consolidated balance sheets. Our Jia Mei investment was re-measured to fair value at the time of sale. Any future changes to the fair value are recognized through net income (“fair value method”). For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When warranted by favorable market conditions, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three months ended March 31, 2024, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

In February 2021, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang XinMei. The agreement called for a total investment of approximately $3.0 million, of which Tongmei would fund approximately $1.8 million for a 58.5 percent ownership of ChaoYang XinMei. In February 2021, Tongmei and the investors completed the initial funding of approximately $1.5 million. Tongmei’s portion of the investment was approximately $0.9 million. In May 2021, Tongmei and the investors completed the funding of the remaining balance of approximately $1.5 million. Tongmei’s portion of the final investment was approximately $0.9 million, for a total investment of approximately $1.8 million for a 58.5 percent ownership of ChaoYang XinMei. In September 2021 and October 2021, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. In December 2021 and January 2022, ChaoYang XinMei received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in ChaoYang XinMei as an equity investment. In April 2022, Tongmei entered into a capital increase agreement (the “Capital Increase Agreement”) with minority investors to further invest approximately $4.5 million in ChaoYang XinMei. Tongmei’s portion of the investment was approximately $2.6 million, of which $1.1 million was invested in April 2022 and $0.8 million was invested in May 2022. The minority investors’ portion of the investment was approximately $1.9 million, of which $0.7 million was invested in April 2022 and $0.6 million was invested in May 2022. As a result, noncontrolling interests increased $1.4 million and redeemable noncontrolling interests increased $0.1 million. In July 2022, Tongmei and the minority investors further invested $0.8 million and $0.6 million in ChaoYang XinMei, respectively. This completed the investment obligations under the Capital Increase Agreement. As a result, noncontrolling interests increased $610,000 and redeemable noncontrolling interests increased $57,000. Tongmei’s ownership remained at 58.5% after these equity investments.

In April 2022, ChaoYang JinMei signed a joint venture agreement with certain investors to fund a new company, ChaoYang ShuoMei, our consolidated subsidiary (the “ChaoYang ShuoMei Joint Venture Agreement”). The ChaoYang ShuoMei Joint Venture Agreement called for a total investment of approximately $4.4 million, of which ChaoYang JinMei would fund approximately $3.3 million for a 75 percent ownership of ChaoYang ShuoMei. In July and August 2022, ChaoYang JinMei completed the initial funding of $1.0 million in ChaoYang ShuoMei. In August 2022, the investor invested $334,000 in ChaoYang ShuoMei. As a result, noncontrolling interests increased $406,000 and redeemable noncontrolling interests increased $73,000. In January 2023, ChaoYang ShuoMei received $0.5 million in funding from ChaoYang JinMei and $0.2 million in funding from one of the minority investors. As a result, noncontrolling interests increased $0.2 million and redeemable noncontrolling interests increased $36,000. In May 2023, ChaoYang ShuoMei received $1.0 million in funding from ChaoYang JinMei and $0.3 million in funding from one of the minority investors. As a result, noncontrolling interests increased $0.4 million and redeemable noncontrolling interests increased $75,000. In August 2023, ChaoYang ShuoMei received $0.6 million in funding from ChaoYang JinMei and $0.2 million in funding from one of the minority investors. As a result, noncontrolling interests increased $0.2 million and redeemable noncontrolling interests increased $44,000. ChaoYang JinMei has completed its investment obligations under the ChaoYang ShuoMei Joint Venture Agreement. ChaoYang JinMei’s ownership of ChaoYang ShuoMei remained at 75% after these equity investments.

In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei Quartz Co., Ltd. (“ChaoYang KaiMei”) (the “ChaoYang KaiMei Joint Venture Agreement”), which called for a total investment of approximately $7.6 million, of which Tongmei would fund approximately $3.0 million for a 40 percent ownership of ChaoYang KaiMei. In July 2022, Tongmei and the investors completed the initial funding of approximately $2.2 million. Tongmei’s portion of the investment was approximately $0.9 million. In January 2023, Tongmei made an investment of $0.9 million to ChaoYang KaiMei. In each of July 2023 and August 2023, Tongmei made an investment of approximately $0.6 million in ChaoYang KaiMei. In September 2023, Tongmei entered into another joint venture agreement with the same group of investors. This new agreement called for additional investment of approximately $5.6 million, with Tongmei committing to fund approximately $2.3 million. In December 2023, Tongmei made its initial additional investment of approximately $0.6 million in ChaoYang KaiMei. These contributions culminated in the fulfillment of all of Tongmei’s financial obligations under the ChaoYang KaiMei Joint Venture Agreement. Tongmei’s ownership of ChaoYang KaiMei remained at 40% after these equity investments.

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

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and their subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of March 31, 2024, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. We remain the controlling stakeholder of Tongmei and hold a majority of the board of director positions of Tongmei. In June 2021, we sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5% owned by us, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests.

Note 2. Investments and Fair Value Measurements

Our investments consist of instruments with original maturities of more than three months. As of March 31, 2024 and December 31, 2023, our cash and debt investments are classified as follows (in thousands):

	March 31, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash and restricted cash	$39,600	$—	$—	$39,600	$50,114	$—	$—	$50,114
Investments (available-for-sale):
Certificates of deposit [1]	1,680	—	(13)	1,667	2,160	—	(20)	2,140
Total cash, restricted cash and investments	$41,280	$—	$(13)	$41,267	$52,274	$—	$(20)	$52,254
Contractual maturities on investments:
Due within 1 year [2]	$1,680			$1,667	$2,160			$2,140
	$1,680			$1,667	$2,160			$2,140
1.	Certificates of deposit with original maturities of more than three months.
2.	Classified as “Short-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of March 31, 2024, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2024	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$—	$—	$1,667	$(13)	$1,667	$(13)
Total in loss position	$—	$—	$1,667	$(13)	$1,667	$(13)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2023	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of deposit	$—	$—	$2,140	$(20)	$2,140	$(20)
Total in loss position	$—	$—	$2,140	$(20)	$2,140	$(20)

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash balance. As of March 31, 2024, $13.8 million was included in restricted cash in our condensed consolidated balance sheets.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method, included in “Other assets” in the condensed consolidated balance sheets, totaled $13.2 million and $12.5 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, there were three companies accounted for under the equity method. One of our equity investments, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), determined one of their equity investments was fully impaired and wrote the asset balance down to zero. This resulted in a $754,000 impairment charge in our second quarter 2023 financial results. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three months ended March 31, 2024 and 2023.

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to an unrelated third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, we adopted the fair value method of accounting to report on the investment in Jia Mei. Our investments under the fair value method are reviewed for other-than-temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of March 31, 2024, our investments in this unconsolidated company had a carrying value of $551,000 and were included in “Other assets” in the condensed consolidated balance sheets. As a result of the share sale, we recognized a gain of $575,000. Additionally, in accordance with Accounting Standards Codification (“ASC”) 321-10-35-2, we adjusted the investment in Jia Mei to its fair value at the time of the sale, which resulted in a gain of $383,000. The gain resulting from the sale and the subsequent remeasurement was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the condensed consolidated statements of operations in the second quarter of 2023.

Fair Value Measurements

We invest primarily in certificates of deposits, corporate bonds and notes, government securities and money market accounts. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of March 31, 2024 and December 31, 2023, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. ASC 820, Fair Value Measurements and Disclosures, establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily- available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of March 31, 2024, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended March 31, 2024. There have been no transfers between fair value measurements levels during the three months ended March 31, 2024.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2024 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments:
Certificates of deposit	$1,667	$—	$1,667	$—
Total	$1,667	$—	$1,667	$—

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2023 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments:
Certificates of deposit	$2,140	$—	$2,140	$—
Total	$2,140	$—	$2,140	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or fair value method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three months ended March 31, 2024 and 2023, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2024	2023
Inventories:
Raw materials	$28,501	$32,910
Work in process	54,281	50,008
Finished goods	3,161	3,585
	$85,943	$86,503

As of March 31, 2024 and December 31, 2023, carrying values of inventories were net of inventory reserves of $22.2 million and $21.9 million, respectively, for excess and obsolete inventory and $213,000 and $78,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	March 31,	December 31,
	2024	2023
Property, plant and equipment:
Machinery and equipment, at cost	$66,472	$65,918
Less: accumulated depreciation and amortization	(42,065)	(42,112)
Building, at cost	124,200	125,786
Less: accumulated depreciation and amortization	(23,791)	(23,339)
Leasehold improvements, at cost	7,470	7,596
Less: accumulated depreciation and amortization	(6,014)	(5,984)
Construction in progress	36,850	38,483
	$163,122	$166,348

As of March 31, 2024, the balance of construction in progress was $36.9 million, of which $29.4 million was related to our buildings in our new Dingxing and Kazuo locations, $2.9 million was for manufacturing equipment purchases not yet placed in service and $4.6 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2023, the balance of construction in progress was $38.5 million, of which $31.2 million was for our buildings in our new Dingxing and Kazuo locations, $3.1 million was for manufacturing equipment purchases not yet placed in service and $4.2 million was for our construction in progress for our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2024	2023
Accrued compensation and related charges	$2,941	$3,707
Preferred stock dividends payable	2,901	2,901
Payable in connection with construction in progress	1,613	7,249
Other tax payable	652	493
Advances from customers	535	305
Accrued product warranty	495	703
Accrued professional services	471	868
Current portion of operating lease liabilities	463	458
Other personnel-related costs	276	286
Accrued income taxes	272	—
Accrual for sales returns	34	39
Other accrued liabilities	2,044	2,010
	$12,697	$19,019

Note 6. Related Party Transactions

In September 2021 and October 2021, our consolidated subsidiary, ChaoYang XinMei, received funding from a minority investor of $0.9 million and $1.0 million, respectively. As of December 31, 2021, $1.9 million was included in short-term loan from noncontrolling interest in our condensed consolidated balance sheets. In December 2021 and January 2022, the same subsidiary received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in ChaoYang XinMei as an equity investment. As a result, noncontrolling interests increased $2.2 million and redeemable noncontrolling interests increased $0.2 million. Short-term loan from noncontrolling interest decreased to $0. In April 2022, Tongmei entered into the Capital Increase Agreement with minority investors to further invest $4.5 million in ChaoYang XinMei. In April 2022 and May 2022, ChaoYang XinMei received funding from Tongmei of $1.1 million and $0.8 million, respectively, as equity investments. In April 2022 and May 2022, the minority investors invested $0.7 million and $0.6 million, respectively. As a result, noncontrolling interests increased $1.4 million and redeemable noncontrolling interests increased $0.1 million. In July 2022, Tongmei and the minority investors further invested $0.8 million and $0.6 million in ChaoYang XinMei, respectively. This completed the investment obligations under the Capital Increase Agreement. As a result, noncontrolling interests increased $610,000 and redeemable noncontrolling interests increased $57,000. Tongmei’s ownership remained at 58.5% after these equity investments.

In September 2022, our consolidated subsidiary, ChaoYang LiMei completed the sale of land and its attached buildings to our equity investment entity, ChaoYang KaiMei, for a total consideration of $1.5 million. In January 2023, ChaoYang KaiMei paid to ChaoYang LiMei $1.5 million. As of March 31, 2024, $0 million was included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

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

As of March 31, 2024, the investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership *
Company	2024	2023	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	3,122	3,122	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$14,211	$14,211

Beijing JiYa Semiconductor Material Co., Ltd.	$4,105	3,806	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	5,995	5,516	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	3,098	3,154	Equity	***** 40%
	$13,198	$12,476

Emeishan Jia Mei High Purity Metals Co., Ltd.	551	551	Fair value	****** 10%
	$551	$551

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and their subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of March 31, 2024, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

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

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to an unrelated third party for approximately $827,000. Considering our decreased ownership and we no longer have significant influence over its operations and financial policies, we adopted the fair value method of accounting to report on the investment in Jia Mei. As a result of the share sale, we recognized a gain of $575,000. Additionally, in accordance with ASC 321-10-35-2, we adjusted the investment in Jia Mei to its fair value at the time of the sale. The gain resulting from the sale and the subsequent remeasurement was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the consolidated statements of operations in the second quarter of 2023. The gain from the sale and the subsequent remeasurement includes the following:

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

The Jia Mei investment is reviewed for other-than-temporary declines in value on a quarterly basis. We did not record any other-than-temporary impairment charges for Jia Mei investment during the three months ended March 31, 2024.

In November 2023, our 46% equity ownership interest in Donghai County Dongfang High Purity Electronic Materials Co., Ltd. (“Dongfang”) was sold to a third party for consideration valued at approximately $0.6 million, including raw materials, equipment, and vehicle. As a result, our equity ownership interest of Dongfang decreased from 46% to 0%. The loss resulting from the sale was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the consolidated statements of operations in the fourth quarter of 2023. The loss from the sale includes the following:

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $13.2 million and $12.5 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, our ownership interests inChaoYang KaiMei, JiYa, Xiaoyi XingAn Gallium Co., Ltd (“Xiaoyi XingAn”) and Jia Mei were 40%, 39%, 25%, and 10%, respectively. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity investment entities had the following summarized statements of operations information (in thousands) for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Net revenue	$8,104	$7,974
Gross profit	$3,929	$2,906
Operating income	$3,371	$2,009
Net income	$3,138	$3,945

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was an income of $0.9 million and $1.0 million, respectively, for the three months ended March 31, 2024 and 2023.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three months ended March 31, 2024 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2023	$3,532	$44	$238,452	$(32,040)	$(5,999)	$203,989	$23,494	$227,483
Common stock options exercised	—	—	20	—	—	20	—	20
Investment in subsidiary with noncontrolling interest	—	—	—	—	—	—	—	—
Investment in subsidiary with redeemable noncontrolling interest	—	—	—	—	—	—	—	—
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	(24)	—	—	(24)	13	(11)
Stock-based compensation	—	—	614	—	—	614	—	614
Tongmei stock-based compensation	—	—	195	—	—	195	—	195
Net loss	—	—	—	(2,083)	—	(2,083)	106	(1,977)
Other comprehensive income	—	—	—	—	(1,627)	(1,627)	(187)	(1,814)
Balance as of March 31, 2024	$3,532	$44	$239,257	$(34,123)	$(7,626)	$201,084	$23,426	$224,510

Net loss and Other comprehensive loss attributable to redeemable noncontrolling interests were $71,000 and $189,000, respectively, for the three months ended March 31, 2024 and are not shown in the table above.

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

Net loss and Other comprehensive income attributable to redeemable noncontrolling interests were $149,000 and $70,000, respectively, for the three months ended March 31, 2023, and are not shown in the table above.

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.  No shares were repurchased from 2016 through 2023. During the three months ended March 31, 2024, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2024, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Cost of revenue	$105	$105
Selling, general and administrative	553	632
Research and development	151	178
Net effect on net income (loss)	$809	$915

As of March 31, 2024, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was $0. We did not capitalize any stock-based compensation to inventory as of March 31, 2024 and December 31, 2023 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. There were no options granted in the three months ended March 31, 2024 and 2023.

The following table summarizes the stock option transactions during the three months ended March 31, 2024 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2024	1,198	$5.10	4.09	$14
Granted	—	—
Exercised	(9)	2.20
Canceled and expired	—	—
Balance as of March 31, 2024	1,189	$5.12	3.88	$684
Options vested as of March 31, 2024 and unvested options expected to vest, net of forfeitures	1,189	$5.12	3.88	$684
Options exercisable as of March 31, 2024	1,189	$5.12	3.88	$684

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $4.59 on March 28, 2024, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2024 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2024	1,220	$3.75
Granted	—	$—
Vested	(7)	$12.37
Forfeited	—	$—
Non-vested as of March 31, 2024	1,213	$3.69

As of March 31, 2024, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.5 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years.

At-Risk, Performance Shares

In March 2023 and February 2024, the Company issued at-risk, performance shares classified as equity awards. Expense is recognized quarterly on a straight-line method over the requisite service period, based on the probability of achieving the specified financial performance metric, with changes in expectations recognized as an adjustment to earnings in the period of change. Compensation cost is not recognized for at-risk, performance shares that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed. At-risk, performance shares are eligible to receive dividend equivalents under the Company’s 2015 Equity Incentive Plan (the “Plan”), as determined by the Board of Directors. The Company will recognize forfeitures as they occur.

The Company’s at-risk, performance shares are classified as equity and contain performance and service conditions that must be satisfied for an employee to receive the shares. The financial performance metric for the at-risk, performance shares issued in February 2022 is based upon year-end 2021 actual results as compared to the Company’s year-end actual results in 2022. The financial performance metrics for the at-risk, performance shares issued in March 2023 are based upon the Company’s year-end actual results in 2023. The financial performance metric for the at-risk, performance shares issued in February 2024 is based upon the Company’s year-end actual results in 2024. All performance shares, if earned, are still subject to annual vesting over a four-year period, except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the year 2023 and 2024, respectively.

The fair value of the at-risk, performance shares is determined based on the closing price of the Company’s common stock on the first day after the public issuance of the Company’s earnings release for the most recent fiscal quarter, following the Compensation Committee and Board of Directors approval, which is considered the grant date. The fair value per share of the at-risk, performance shares classified as equity awards granted in February 2024 and March 2023 was $2.28 and $3.71, respectively.

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

On March 15, 2023, the Compensation Committee recommended, and the Board approved, the grant to Dr. Morris Young of 223,590 at-risk, performance shares under the Plan. On March 15, 2023, the Compensation Committee approved the grant to Gary Fischer of 77,600 at-risk, performance shares under the Plan. If the minimum financial metric for fiscal year 2023 is achieved, then based upon a performance formula, a corresponding portion of the 223,590 shares issued to Dr. Young would be eligible to vest and a corresponding portion of the 77,600 shares issued to Mr. Fischer would be eligible to vest. If the target financial metric was exceeded and an additional financial metric for fiscal year 2023 is achieved, then additional shares above the target number of shares are earned based on such performance formula and the maximum number of additional shares earned is capped at 100% of the target. If the minimum financial metric for fiscal year 2023 is not achieved, then these awards are forfeited. On February 20, 2024, the Compensation Committee met and certified that the minimum revenue metric for fiscal year 2023 was not achieved. Therefore, none of the at-risk performance shares became eligible to vest.

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

A summary of the status of our unvested at-risk, performance shares as of March 31, 2024 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2024	38	$15.37
Granted (1)	151	$2.28
Vested	—	$—
Forfeited	—	$—
Non-vested as of March 31, 2024	189	$4.91

(1)	The number of shares presented is based on achieving 100% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

As of March 31, 2024, there was $0.4 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.81 years.

Note 10. Net Loss Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted net income loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss attributable to AXT, Inc.	$(2,083)	$(3,348)
Less: Preferred stock dividends	(44)	(44)
Net loss available to common stockholders	$(2,127)	$(3,392)
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	42,987	42,498
Effect of dilutive securities:
Common stock options	—	—
Restricted stock awards	—	—
Denominator for dilutive net income (loss) per common shares	42,987	42,498
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,189	1,203
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,401	1,081

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2024 and December 31, 2023, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended
	March 31,
	2024	2023
Product Type:
Substrates	$16,903	$13,489
Raw Materials and Other	5,785	5,916
Total	$22,688	$19,405

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2024	2023
Geographical region:
China	$11,517	$8,102
Taiwan	4,582	2,471
Japan	990	1,535
Asia Pacific (excluding China, Taiwan and Japan)	798	1,091
Europe (primarily Germany)	3,725	3,570
North America (primarily the United States)	1,076	2,636
Total	$22,688	$19,405

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Long-lived assets by geographic region, net of depreciation:
North America	$1,562	$1,631
China	164,217	167,516
	$165,779	$169,147

Significant Customers

One customer represented 12% of our revenue for the three months ended March 31, 2024 and no customers represented 10% of our revenue for the three months ended March 31, 2023. Our top five customers, although not the same five customers for each period, represented 33% and 28% of our revenue for the three months ended March 31, 2024 and 2023, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. No customers accounted for 10% of our accounts receivable balance as of March 31, 2024, and no customers accounted for more than 10% of our accounts receivable as of December 31, 2023.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Beginning accrued product warranty	$703	$669
Accruals for warranties issued	57	544
Adjustments related to pre-existing warranties including expirations and changes in estimates	(210)	25
Cost of warranty repair	(55)	(323)
Ending accrued product warranty	$495	$915

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of March 31, 2024, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Other Income (expense), Net

Other income (expense), net for the three months ended March 31, 2024 and 2023, includes a grant of $1.0 million and $0.5 million, respectively, from government agencies as awards for technological innovation.

In addition, we incurred a foreign currency transaction exchange gain of $58,000 and a loss of $213,000 for the three months ended March 31, 2024 and 2023, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three months ended March 31, 2024 includes no interest and penalties. As of March 31, 2024, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three months ended March 31, 2024 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards.

Under the 2017 Tax Cuts and Jobs Act, research and experimental (“R&E”), expenditures incurred or paid for tax years beginning after December 31, 2021 will no longer be immediately deductible for tax purposes. Instead, businesses are now required to capitalize and amortize R&E expenditures over a period of five years for research conducted within the U.S. or 15 years for research conducted in a foreign jurisdiction. We capitalize the R&E expense incurred by our China subsidiaries and amortize it over 15 years.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of March 31, 2024. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Contract liabilities	$535	$305

During the three months ended March 31, 2024, the Company recognized $127,000 of revenue that was included in the contract balances as of December 31, 2023. During the three months ended March 31, 2023, the Company recognized $286,000 of revenue that was included in the contract balances as of December 31, 2022.

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

Note 16. Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Short-term loans” in our condensed consolidated balance sheets. The following table represents short-term bank loans as of March 31, 2024 and December 31, 2023 (in thousands, except interest rate data):

		Loan	Interest			December 31,	March 31,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2023	2024
Tongmei	Bank of China (1)	$1,848	3.5%	January-23	January-24	$1,795	$-
		2,184	2.8%	March-23	March-24	2,118	-
		376	2.7%	September-23	September-24	386	378
		876	3.5%	November-23	November-24	876	858
		1,003	3.5%	November-23	November-24	1,003	985
	Bank of China (2)	2,911	3.5%	January-23	January-24	2,825	-
		2,770	3.0%	January-24	January-25	-	2,770
	Bank of Communications (1)	1,455	3.3%	January-23	January-24	1,414	-
		1,380	3.8%	May-23	May-24	1,414	1,386
		1,373	3.8%	July-23	May-24	1,414	1,386
	China Merchants Bank (1)	4,367	3.7%	January-23	January-24	4,235	-
		1,386	3.5%	January-24	January-25	-	1,386
		692	3.5%	February-24	February-25	-	692
	Bank of Beijing (3)	2,290	4.2%	January-23	January-24	2,220	-
		3,541	3.2%	June-23	May-24	3,626	3,560
		1,380	3.2%	June-23	February-24	1,414	-
		1,414	3.0%	December-23	December-24	1,414	1,386
		3,600	3.0%	March-24	February-25	-	3,600
		1,386	3.0%	March-24	December-24	-	1,386
	Industrial Bank (1)	2,757	4.3%	June-23	June-24	2,825	2,770
		2,744	4.3%	July-23	July-24	2,825	2,770
		2,744	4.3%	September-23	September-24	2,825	2,770
	NingBo Bank (1)	2,744	4.2%	August-23	September-24	2,820	2,765
		1,271	4.3%	November-23	November-24	1,271	1,246
		2,825	4.3%	December-23	December-24	2,825	2,770
		1,647	4.3%	January-24	January-25	-	1,647
	Industrial and Commercial Bank of China (1)	2,744	3.3%	September-23	September-24	2,825	2,770
	NanJing Bank (1)	2,752	3.8%	October-23	October-24	2,752	2,700
BoYu	Industrial and Commercial Bank of China (4)	1,414	2.7%	December-23	December-24	1,414	1,386
	Bank of China (1)	1,204	2.4%	January-23	January-24	849	-
	NingBo Bank (1)	1,414	3.3%	November-23	May-24	1,414	1,386
	Industrial Bank (1)	688	3.6%	September-23	September-24	708	692
	Bank of Communications (1)	1,414	3.0%	November-23	May-24	1,414	1,386
	NanJing Bank (1)	1,386	3.5%	January-24	January-25	-	1,386
	Loan Balance					$52,921	$48,217

Collateral for the above bank loans and line of credit

(1)	Not collateralized.
(2)	ChaoYang LiMei time deposit.
(3)	AXT time deposit.
(4)	BoYu’s land use rights and its building located at its facility in Tianjin, China. In addition, the December 2023 loan attracts a guarantee fee amounting to 0.7% of the loan amount.

Long-term Loans

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction projects. As of March 31, 2024, $5.6 million is included in “Other long-term liabilities” and $277,000 is included in “Short-term loans” in our consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of March 31, 2024, $1.4 million associated with this financing arrangement is included in “Other long-term liabilities” and $554,000 is included in “Short-term loans” in our consolidated balance sheets.

As of March 31, 2024, the maturities of our long-term loan liabilities in five years (excluding short-term loans) are as follows (in thousands):

Maturity of long term loans
2025	$1,038
2026	1,315
2027	969
2028	1,246
2029	2,371

In summary, short-term loans of $49.0 million included under “Short-term loans” in our condensed consolidated balance sheet at March 31, 2024, consisted of $48.2 million of short-term bank loans and $0.8 million of the current portion of long-term debt. Long-term loans of $7.0 million included under “Other long-term liabilities” in our condensed consolidated balance sheet at March 31, 2024 consisted of $5.6 million in a five-year bank loan and $1.4 million in a loan secured by ChaoYang XinMei.

Note 17. Leases

We lease certain equipment, office space, warehouse and facilities under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which was scheduled to expire in 2020. Under the terms of the facility lease agreement, in May 2020, we were granted an extension to the term of the lease for an additional three years. Furthermore, in September 2023, we entered into another agreement to extend the lease for an additional five years, commencing December 2023. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. The remaining lease obligations relate to a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. All other operating leases have a term of 12 months or less.

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

As of March 31, 2024, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2024	$440
2025	599
2026	613
2027	627
2028	610
Thereafter	150
Total minimum lease payments	3,039
Less: Interest	(365)
Present value of lease obligations	2,674
Less: Current portion, included in accrued liabilities	(463)
Long-term portion of lease obligations	$2,211

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	4.97	5.22
Weighted-average discount rate	5.14%	5.14%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$146	$147

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2024	2023
Operating lease	$153	$129
Short-term lease expense	41	34
Total	$194	$163

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

The components of the change in redeemable noncontrolling interests for the three months ended March 31, 2024 are presented in the following table (in thousands):

Balance as of January 1, 2024	$41,663
Equity issuance costs incurred	18
Stock-based compensation attributable to redeemable noncontrolling interests	15
Net loss attributable to redeemable noncontrolling interests	(71)
Effect of foreign currency translation on redeemable noncontrolling interests	(855)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(189)
Balance as of March 31, 2024	$40,581

Note 19. Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) released ASU 2023-07— Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, aiming to enhance the transparency and relevance of segment information provided in financial statements. The amendments in this update require that a public entity disclose significant segment expenses, and profit or loss and assets, among other disclosures, for each reportable segment, on an annual and interim basis. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the new standard will have an immaterial effect on our condensed consolidated financial statements.

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

In March 2024, FASB released ASU 2024-01— Compensation—Stock Compensation (Topic 718). The update adds an illustrative example aimed at clarifying the scope application of a profit interest award in accordance with Topic 718. The update is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Adoption of the new standard will have an immaterial effect on our condensed consolidated financial statements.

Note 20. Subsequent Event

In April 2024, Tongmei obtained $691,000 in a new one-year bank loan with an annual interest rate of 3.5%. The bank loan is unsecured.

On May 6, 2024, a putative shareholder class action was filed in U.S. District Court for the Eastern District of New York. Nowakowsky vs. AXT, Inc., 1:24-cv-03341-DLI-JRC. Named as defendants are the Company, Morris Young, and Gary Fischer. The case alleges claims under the Securities Exchange Act of 1934. That Court has ordered the case to be transferred to the Northern District of California, where the Company’s headquarters is located.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q of AXT, Inc. (“AXT”, “the Company”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, including the use of InP wafer substrates in artificial intelligence (“AI”) applications, the development and adoption of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, ramping production at our new sites, potential severance costs with respect to any reduction in our work force, our ability to have new customers qualify substrates from our new manufacturing locations in China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements. Additionally, statements regarding completing steps in connection with the proposed listing of shares of our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), being accepted to list shares of Tongmei on the STAR Market, the timing and completion of such listing of shares of Tongmei on the STAR Market are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, geopolitical tensions, export restrictions in China, the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

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

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any development, event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our

Annual Report on Form 10-K for the year ended December 31, 2023 and the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

InP is a high-performance semiconductor wafer substrate used in broadband and fiber optic applications, 5G infrastructure and data center connectivity. Data centers use InP devices for high-speed optical data transmission. We believe the growth of AI applications will increase the need for high-speed data transfer, which may lead to an increase in InP substrate demand from such data centers. Currently, InP substrates are being used in certain consumer products, including proximity sensors in mobile devices, biometric wearables and other health monitoring applications. In recent years, InP demand has increased. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, such as light emitting diodes (LEDs) that are used in a wide range of applications, including automotive lighting, horticulture, signage, display, sensors and machine vision. Semi-conducting GaAs substrates are also used in making industrial lasers. GaAs wafers could also be used for making vertical cavity surface emitting lasers (VCSELs) for facial recognition and micro-LEDs targeting improved screen technology. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

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
• Direct broadcast television
• Power amplifiers for wireless devices
• Satellite communications
• High efficiency solar cells for drones and automobiles
• Solar cells
Gallium Arsenide	• High brightness LEDs
(GaAs - semi-conducting)	• Screen displays using micro-LEDs
1”, 2”, 3”, 4”, 5”, 6”, 8”	• Printer head lasers and LEDs
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

An early step in the STAR Market IPO process involved certain entity reorganizations and alignment of assets under Tongmei. In this regard our two consolidated raw material companies, Nanjing JinMei Gallium Co., Ltd. (“JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”) and their subsidiaries were assigned to Tongmei in December 2020. As of June 30, 2021, AXT-Tongmei, Inc., a wholly owned subsidiary of AXT, was assigned to Tongmei. The assignment to Tongmei of JinMei, BoYu and their subsidiaries, and AXT-Tongmei, Inc. increased the number of customers and employees attributable to Tongmei as well as increased Tongmei’s consolidated revenue.

We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities (“VIEs”). Recent statements and regulatory actions by China’s government on the use of VIEs and data security or anti-monopoly concerns have not impacted our ability to conduct our business or continue to list our common stock on the Nasdaq Global Select Market.

The following organization chart depicts the consolidated structure as of March 31, 2024;

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 5% of our revenue derives from importing our wafers into the United States and we expect the volume to increase. For the three months ended March 31, 2024 and 2023, we paid approximately $65,000 and $447,000, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We licensed to our PRC subsidiaries intellectual property and received from our PRC subsidiaries royalty payments or one-time fees. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. In the past, we sold to our PRC subsidiaries capital equipment that we purchased at the request of our PRC subsidiaries and for which we were reimbursed by the applicable PRC subsidiary. In recent years, Tongmei purchases capital equipment from suppliers in Taiwan, Japan, China, Europe or South Korea. Third, our PRC subsidiaries and PRC joint ventures pay dividends to entities within the Company’s corporate structure. For the three months ended March 31, 2024, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $0. For the year ended December 31, 2023, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $4.3 million. For the year ended December 31, 2023, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0. All of these distributions were paid to our PRC subsidiaries and the minority shareholders. For the three months ended March 31, 2024 and the year ended December 31, 2023, no transfers, dividends, or distributions were made between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute earnings to our investors under our corporate structure.

The cash generated from one PRC subsidiary is not used to fund another PRC subsidiary’s operations. None of our PRC subsidiaries has ever faced difficulties or limitations on its ability to transfer cash between our subsidiaries. We have cash management policies that dictate the amount of such funding.

We are subject to a number of unique legal and operational risks associated with our corporate structure, any of which could result in a material change in our operations and/or the value of our common stock or cause the value of such securities to significantly decline or be worthless. Please carefully read the section entitled “Risk Factors” in Item 1A below. In particular, the following risk factors address issues associated with our corporate structure:

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We review at least quarterly, or when there are changes in credit risks, the likelihood of collection on our accounts receivable balances and provide an allowance for credit losses. We measure the expected credit losses on a collective (pool) basis when similar delinquency status exists. We evaluate receivables from U.S. customers with an emphasis on balances in excess of 90 days and for receivables from customers located outside the U.S. with an emphasis on balances in excess of 120 days and establish a reserve allowance on the receivable balances if needed. The reason for the difference in the evaluation of receivables between foreign and U.S. customers is that U.S. customers have historically made payments in a shorter period of time than foreign customers. Foreign business practices generally require us to allow customer payment terms that are longer than those accepted in the United States.

In accordance with ASC 326-20’s current expected credit loss impairment model, we exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of March 31, 2024 and December 31, 2023, our accounts receivable, net balance was $25.1 million and $19.3 million, respectively, which was net of an allowance of $579,000 and $579,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2024 and December 31, 2023, accrued product warranties totaled $495,000 and $703,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by a customer. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2024 and December 31, 2023, we had an inventory reserve of $22.2 million and $21.9 million, respectively, for excess and obsolete inventory and $213,000 and $78,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated PRC joint venture companies are classified as other assets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over the joint venture company’s operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, fundamental changes to the business prospects of the company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

For the year ended December 31, 2023, one of our PRC joint venture raw material companies assessed one of its equity investments was fully impaired. We also divested our equity investment in a PRC joint venture. The impairment and divesture resulted in a total of $1.9 million in impairment charges in our financial results for the year ended December 31, 2023. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three months ended March 31, 2024 and 2023.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of March 31, 2024, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three months ended March 31, 2024 and 2023.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

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

The award of performance Restricted Stock covering Shares (the “Performance Award”) will be subject to vesting requirements relating to both the recipient of the Performance Award (the “Participant”) continuously remaining a Service Provider through specified dates and achievement of specified performance-based criteria (“Performance Criteria”). Any capitalized term not defined herein will have the meaning ascribed to such term in the 2015 Equity Incentive Plan. The Performance Criteria will be measured over the Company’s fiscal year 2023 or 2024.

The financial Performance Criteria are metrics based upon prior year-end actual results as compared to the Company’s current year-end actual results with respect to the 2023 Performance Awards or based upon the current year-end actual results with respect to the 2024 Performance Awards. All performance shares, if earned, are still subject to annual vesting over a four-year period except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the entire year.

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

Results of Operations

Revenue

	Three Months Ended

	March 31,		Increase
	2024	2023	(Decrease)	% Change

Product Type:	($ in thousands)
Substrates	$16,903	$13,489	$3,414	25.3%
Raw materials and other	5,785	5,916	(131)	(2.2)%
Total revenue	$22,688	$19,405	$3,283	16.9%

Revenue increased $3.3 million, or 16.9%, to $22.7 million for the three months ended March 31, 2024 from $19.4 million for the three months ended March 31, 2023. The substrate revenue increase for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily the result of higher demand for GaAs wafer substrates due to increased demand across a number of applications and higher demand for InP wafer substrates reflecting strong growth from data center applications and continued improvement in passive optical networks. Raw materials sales decreased $0.1 million, or 2.2%, to $5.8 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in raw materials revenue for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily the result of a decrease in sales of pBN crucibles resulting from weaker market demand, partially offset by increased sales of refined gallium resulting from stronger market demand.

Revenue by Geographic Region

	Three Months Ended		2023 to 2024
	March 31,		Increase
	2024	2023	(Decrease)	% Change

	($ in thousands)
China	$11,517	$8,102	$3,415	42.2%
% of total revenue	51%	42%
Taiwan	4,582	2,471	2,111	85.4%
% of total revenue	20%	13%
Japan	990	1,535	(545)	(35.5)%
% of total revenue	4%	8%
Asia Pacific (excluding China, Taiwan and Japan)	798	1,091	(293)	(26.9)%
% of total revenue	4%	6%
Europe (primarily Germany)	3,725	3,570	155	4.3%
% of total revenue	16%	18%
North America (primarily the United States)	1,076	2,636	(1,560)	(59.2)%
% of total revenue	5%	13%
Total revenue	$22,688	$19,405	$3,283	16.9%

Revenue in China increased $3.4 million for the three months ended March 31, 2024, primarily due to higher demand for our GaAs and InP wafer substrates and refined gallium, partially offset by lower demand for our Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Taiwan increased $2.1 million, primarily due to higher demand for our GaAs and InP wafer substrates, partially offset by lower demand for our Ge wafer substrates. Revenue in Japan decreased $0.5 million, primarily due to lower demand for our GaAs and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by higher demand for our InP wafer substrates. Revenue in Asia Pacific decreased $0.3 million, primarily due to decreased demand for our GaAs and InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by higher demand for refined gallium sold by one of our consolidated subsidiaries. Revenue in Europe increased $0.2 million, primarily due to increased demand for our GaAs and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our InP wafer substrates. Revenue in North America decreased $1.6 million, primarily due to lower demand for our InP, GaAs and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries.

Gross Profit

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)	% Change

	($ in thousands)
Gross profit	$6,094	$5,110	$984	19.3%
Gross Profit %	26.9%	26.3%

Gross profit increased $1.0 million, or 19.3%, to $6.1 million for the three months ended March 31, 2024 from $5.1 million for the three months ended March 31, 2023. The increase in gross profit is the result of higher revenue for our wafer substrates. Gross margin as a percentage of revenue increased due to higher unit volume across all wafer substrate and a favorable shift in product mix.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)	% Change

	($ in thousands)
Selling, general and administrative expenses	$6,227	$5,952	$275	4.6%
% of total revenue	27.4%	30.7%

Selling, general and administrative expenses increased $0.3 million, or 4.6%, to $6.2 million for the three months ended March 31, 2024 from $6.0 million for the March 31, 2023. The higher selling, general and administrative expenses were primarily from an increase in compensation related expenses and outside commissions.

Research and Development

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)	% Change

	($ in thousands)
Research and development	$3,214	$3,595	$(381)	(10.6)%
% of total revenue	14.2%	18.5%

Research and development expenses decreased $0.4 million, or 10.6%, to $3.2 million for the three months ended March 31, 2024 from $3.6 million for the three months ended March 31, 2023. The decrease in research and development expenses for the three months ended March 31, 2024 was primarily due to a reduction in new product testing costs as the recycling project advanced.

Interest Expense, Net

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)	% Change

	($ in thousands)
Interest expense, net	$349	$397	$(48)	(12.1)%
% of total revenue	1.5%	2.0%

Interest expense, net decreased $48,000, or 12.1%, to $349,000 for the three months ended March 31, 2024 from $397,000 for the three months ended March 31, 2023. Interest expense, net decreased primarily due to increased interest income during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Equity in Income of Unconsolidated Joint Ventures

	Three Months Ended
	March 31,		Equity in Income
	2024	2023	Change	% Change

	($ in thousands)
Equity in income of unconsolidated joint ventures	$890	$1,034	$(144)	(13.9)%
% of total revenue	3.9%	5.3%

The equity in income of unconsolidated joint venture companies was income of $0.9 million for the three months ended March 31, 2024 as compared to income of $1.0 million for the three months ended March 31, 2023. The decrease in income of $0.1 million is primarily due to lower net income at one raw gallium company.

Other Income, Net

	Three Months Ended
	March 31,		Other Income
	2024	2023	Change	% Change

	($ in thousands)
Other income, net	$1,032	$282	$750	266.0%
% of total revenue	4.5%	1.5%

Other income, net increased $750,000, or 266%, to an income of $1.0 million for the three months ended March 31, 2024 from an income of $282,000 for the three months ended March 31, 2023. Other income, net increased primarily due to compensation received from the China government by our consolidated subsidiaries for technological innovation of $957,000 in the three months ended March 31, 2024 compared to $473,000 in the three months ended March 31, 2023, and a foreign exchange gain of $58,000 in the three months ended March 31, 2024 compared to a loss of $213,000 in the three months ended March 31, 2023.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)	% Change

	($ in thousands)
Provision for income taxes	$274	$148	$126	85.1%
% of total revenue	1.2%	0.8%

Provision for income taxes increased $126,000, or 85.1%, to a provision of $274,000 for the three months ended March 31, 2024 as compared to a provision of $148,000 for the three months ended March 31, 2023. The tax expense recorded for the three months ended March 31, 2024 is the result of foreign taxes and certain state taxes. No income tax is provided for our U.S. operations as most of the income in the U.S. has been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Under the 2017 Tax Cuts and Jobs Act, research and experimental (“R&E”) expenditures incurred or paid for tax years beginning after December 31, 2021 will no longer be immediately deductible for tax purposes. Instead, businesses are now required to capitalize and amortize R&E expenditures over a period of five years for research conducted within the U.S. or 15 years for research conducted in a foreign jurisdiction. We capitalize the R&E expense in our China subsidiaries and amortize it over 15 years.

On August 16, 2022, President Biden signed the Inflation Reduction Act (the “Inflation Reduction Act”) into law finalizing a legislation intended to address inflation by paying down the national debt, lower consumer energy costs, providing incentives for the production of clean energy, and reducing healthcare costs. The Inflation Reduction Act imposes a 1% exercise tax on stock buy backs and a 15% minimum tax on corporations with over $1 billion in profit. The Inflation Reduction Act has no impact on us, since we have no plan to buy back additional shares of our common stock and our profit is not over $1 billion.

Net (Income) loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Net (income) loss attributable to
			noncontrolling interests and
	March 31,		redeemable noncontrolling interests
	2024	2023	Change	% Change

	($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(35)	$318	$(353)	(111.0)%
% of total revenue	(0.2)%	1.6%

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests increased $353,000 or 111.0% to an income of $35,000 for the three months ended March 31, 2024, from a loss of $318,000 for the three months ended March 31, 2023, primarily due to higher profitability from our consolidated joint venture companies in China as sales increased.

Liquidity and Capital Resources

We consider cash and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of March 31, 2024, our principal source of liquidity was $41.3 million, which consisted of cash and restricted cash of $39.6 million and investments of $1.7 million. In the three months ended March 31, 2024, cash and restricted cash decreased by $10.5 million and investments decreased by $0.5 million. The decrease in cash and restricted cash of $10.5 million in the three months ended March 31, 2024 was primarily due to net cash used in operating activities of $8.8 million and net cash used in investing activities of $3.9 million, partially offset by net cash provided by financing activities of $2.0 million and the effect of exchange rate changes of $0.2 million. As of March 31, 2024, we and our consolidated joint ventures in China held approximately $34.7 million in cash and investments in foreign bank accounts.

As of March 31, 2023, our principal source of liquidity was $53.6 million, which consisted of cash and restricted cash of $44.9 million and investments of $8.7 million. In the three months ended March 31, 2023, cash and restricted cash increased by $3.5 million and investments decreased by $2.8 million. The increase in cash and restricted cash of $3.5 million in the three months ended March 31, 2023 was primarily due to net cash provided by financing activities of $5.8 million and the effect of exchange rate changes of $19,000, partially offset by net cash used in operating activities of $1.5 million and net cash used in investing activities of $0.7 million. As of March 31, 2023, we and our consolidated joint ventures in China held approximately $40.4 million in cash and investments in foreign bank accounts.

Net cash used in operating activities of $8.8 million for the three months ended March 31, 2024 was primarily comprised of a net change of $8.9 million in operating assets and liabilities, a net loss before income attributable to noncontrolling interest and redeemable noncontrolling interests of $2.0 million, and income from equity method investments of $0.9 million, partially offset by the adjustment for non-cash items of depreciation and amortization of $2.2 million and stock-based compensation of $0.8 million.

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

Net cash used in investing activities of $3.9 million for the three months ended March 31, 2024 was primarily from the purchase of property, plant and equipment of $4.4 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $0.5 million.

Net cash used in investing activities of $0.7 million for the three months ended March 31, 2023 was primarily from the purchase of property, plant and equipment of $3.6 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $2.9 million.

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2024, which consisted of proceeds from short-term loans of $12.9 million, long-term loan of $5.9 million and common stock options exercised of $20,000, partially offset by repayment of short-term loans of $16.5 million and repayment of long-term loan of $0.2 million.

Net cash provided by financing activities was $5.8 million for the three months ended March 31, 2023, which consisted of proceeds from short-term loans of $18.4 million, capital increase in subsidiary shares from noncontrolling interest of $0.2 million and common stock option exercised of $8,000, partially offset by repayment of short-term loan of $12.8 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the three months ended March 31, 2024, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2024, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

Dividends accrue on our outstanding Series A preferred stock, and are payable as and when declared by our Board of Directors. We have never declared or paid any dividends on the Series A preferred stock.  By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our condensed consolidated balance sheets. At the time we pay this accrued liability, our cash will be reduced. We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

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

For the three months ended March 31, 2024 and 2023, we were not paid any dividends, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint. For the three months ended March 31, 2024 and 2023, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures. For the three months ended March 31, 2024, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Short-term loans” in our condensed consolidated balance sheets. The following table represents short-term bank loans as of March 31, 2024 and December 31, 2023 (in thousands, except interest rate data):

		Loan	Interest			December 31,	March 31,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2023	2024
Tongmei	Bank of China (1)	$1,848	3.5%	January-23	January-24	$1,795	$-
		2,184	2.8%	March-23	March-24	2,118	-
		376	2.7%	September-23	September-24	386	378
		876	3.5%	November-23	November-24	876	858
		1,003	3.5%	November-23	November-24	1,003	985
	Bank of China (2)	2,911	3.5%	January-23	January-24	2,825	-
		2,770	3.0%	January-24	January-25	-	2,770
	Bank of Communications (1)	1,455	3.3%	January-23	January-24	1,414	-
		1,380	3.8%	May-23	May-24	1,414	1,386
		1,373	3.8%	July-23	May-24	1,414	1,386
	China Merchants Bank (1)	4,367	3.7%	January-23	January-24	4,235	-
		1,386	3.5%	January-24	January-25	-	1,386
		692	3.5%	February-24	February-25	-	692
	Bank of Beijing (3)	2,290	4.2%	January-23	January-24	2,220	-
		3,541	3.2%	June-23	May-24	3,626	3,560
		1,380	3.2%	June-23	February-24	1,414	-
		1,414	3.0%	December-23	December-24	1,414	1,386
		3,600	3.0%	March-24	February-25	-	3,600
		1,386	3.0%	March-24	December-24	-	1,386
	Industrial Bank (1)	2,757	4.3%	June-23	June-24	2,825	2,770
		2,744	4.3%	July-23	July-24	2,825	2,770
		2,744	4.3%	September-23	September-24	2,825	2,770
	NingBo Bank (1)	2,744	4.2%	August-23	September-24	2,820	2,765
		1,271	4.3%	November-23	November-24	1,271	1,246
		2,825	4.3%	December-23	December-24	2,825	2,770
		1,647	4.3%	January-24	January-25	-	1,647
	Industrial and Commercial Bank of China (1)	2,744	3.3%	September-23	September-24	2,825	2,770
	NanJing Bank (1)	2,752	3.8%	October-23	October-24	2,752	2,700
BoYu	Industrial and Commercial Bank of China (4)	1,414	2.7%	December-23	December-24	1,414	1,386
	Bank of China (1)	1,204	2.4%	January-23	January-24	849	-
	NingBo Bank (1)	1,414	3.3%	November-23	May-24	1,414	1,386
	Industrial Bank (1)	688	3.6%	September-23	September-24	708	692
	Bank of Communications (1)	1,414	3.0%	November-23	May-24	1,414	1,386
	NanJing Bank (1)	1,386	3.5%	January-24	January-25	-	1,386
	Loan Balance					$52,921	$48,217

Collateral for the above bank loans and line of credit

(1)	Not collateralized.
(2)	ChaoYang LiMei time deposit.
(3)	AXT time deposit.
(4)	BoYu’s land use rights and its building located at its facility in Tianjin, China. In addition, the December 2023 loan attracts a guarantee fee amounting to 0.7% of the loan amount.

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction of fixed assets. As of March 31, 2024, $5.6 million is included in “Other long-term liabilities” and $277,000 is included in “Short-term loans” in our consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of March 31, 2024, $1.4 million is included in “Other long-term liabilities” and $554,000 is included in “Short-term loans” in our consolidated balance sheets.

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

We believe that we have adequate cash and investments to meet our operating needs and capital expenditures over the next 12 months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. During 2023 and 2022, we recorded a foreign exchange gain of $0.2 million and $1.6 million, respectively, and during 2021 we recorded a net foreign exchange loss of $0.4 million, included as part of “Other income, net” in our condensed consolidated statements of operations. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of March 31, 2024 and December 31, 2023, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash and restricted cash earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	March 31,	Interest	Interest	Decline	Increase
Instrument	2024	Rate	Income	Income	Income
Cash and restricted cash	$39,600	0.62%	$246	$221	$271
Investments in marketable debt securities	1,667	3.34%	56	50	62
			$302	$271	$333

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, short-term investments, and accounts receivable. We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the condensed consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax, further reduced by a valuation allowance for expected credit losses, if any. Our cash and short-term investments and long-term investments are in high-quality instruments placed with major banks and financial institutions and commercial paper. We have no investments in auction rate securities.

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. No customers accounted for 10% of our accounts receivable balance as of March 31, 2024 and December 31, 2023.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than-temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over the raw material company’s operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other-than-temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investments under the equity method as of March 31, 2024 and December 31, 2023 totaled $13.2 million and $12.5 million, respectively. Our minority investment under the fair value method as of March 31, 2024 and December 31, 2023 totaled $0.6 million and $0.6 million, respectively. See Note 7 for a discussion on the new fair value method investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 5% of our revenue derives from importing our wafers into the United States. In the first quarter of 2024 we paid approximately $65,000 in tariffs. In the years ended December 31, 2023, 2022 and 2021 we paid approximately $1.0 million, $3.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

Future tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment or of the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenue and, therefore, harm our business and operating results. We cannot predict the timing, duration of or effect on our business of any future economic downturn or the timing or strength of any subsequent recovery.

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

The raw material companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance. However, if there are unfavorable changes in revenue, average selling prices, gross margins or operating expenses in one or more of the consolidated companies, then this can result in a negative impact on our consolidated revenue, gross margin and profitability. If the companies are accounted for under the equity method, then these changes can result in a reduction in Equity in Income of Unconsolidated Joint Venture Companies. In 2023 and 2022, the companies accounted for under the equity method of accounting contributed a gain of $1.9 million and $6.0 million, respectively, to our condensed consolidated financial statements. In 2023, the total includes impairment charges of $1.9 million. The last time the companies accounted for under the equity method of accounting contributed a loss was 2019 with a loss of $1.9 million.

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

All of our wafer substrates are manufactured in China and in the years 2023, 2022 and 2021, sales to customers in North America, primarily in the U.S., were approximately 10%, 14% and 10% of our revenue, respectively. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the first quarter of 2024 we paid approximately $65,000 in tariffs. In the years 2023, 2022 and 2021, we paid approximately $1.0 million, $3.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

Our international operations create a risk of potential adverse tax consequences. Taxes on income in our China-based companies are dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm's length basis. Due to inconsistencies among taxing authorities in application of the arm’s length standard, transfer pricing challenges by tax authorities could, if successful, materially increase our consolidated income tax expense. We are subject to tax audits in China and an audit could result in the assessment of additional income tax against us. This could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods. Various taxing agencies in China are increasingly focused on tax reform and other legislative action to increase tax revenue. In addition to risks regarding income tax we have in the past been retroactively assessed value added taxes (“VAT” or “sales tax”) and such VAT assessments could occur again in the future.

Uncertainty regarding the United States’ foreign policy, particularly with regards to China, could disrupt our business.

We manufacture our substrates in China and, in the year ended December 31, 2023, approximately 90% of our sales were to customers located outside the United States. Further, we have partial ownership of raw material companies in China as part of our supply chain. The United States’ current foreign policy has created uncertainty and caution in the international business community, resulting in disruptions in manufacturing, import/export, trade tariffs, sales, investments and other business activity. Such disruptions have had an adverse impact on our financial performance and could continue in the future.

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

Approximately 97% of our revenue is from international sales. We expect that sales to customers outside the United States, particularly sales to customers in Japan, Taiwan, Europe and China, will continue to represent a significant portion of our revenue. Therefore, our revenue growth depends significantly on the expansion of our international sales and operations.

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

We are subject to foreign exchange gains and losses that may materially impact our condensed consolidated statements of operations. For example, in 2023 and 2022, we incurred foreign exchange gains of $169,000 and $1.6 million, respectively, and in 2021, we incurred a foreign exchange loss of $434,000.

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

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

† The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of AXT, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: May 10, 2024	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)