Form 10-Q
period 2024-06-30
AXT INC
filed 2024-08-09
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2024

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

As of August 1, 2024, 44,482,215 shares, $0.001 par value, of the registrant’s common stock were outstanding.

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$27,808	$37,752
Restricted cash	13,789	12,362
Short-term investments	1,675	2,140
Accounts receivable, net of allowances for credit losses of $263 and $579 as of June 30, 2024 and December 31, 2023	27,163	19,256
Inventories	85,774	86,503
Prepaid expenses and other current assets	11,187	12,643
Total current assets	167,396	170,656
Property, plant and equipment, net	161,332	166,348
Operating lease right-of-use assets	2,531	2,799
Other assets	18,154	18,898
Total assets	$349,413	$358,701
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,655	$9,617
Accrued liabilities	12,268	19,019
Short-term loans	50,724	52,921
Total current liabilities	74,647	81,557
Noncurrent operating lease liabilities	2,083	2,351
Other long-term liabilities	9,570	5,647
Total liabilities	86,300	89,555
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	39,761	41,663
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2024 and December 31, 2023 (Liquidation preference of $7,964 and $7,875 as of June 30, 2024 and December 31, 2023)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 44,482 and 44,239 shares issued and outstanding as of June 30, 2024 and December 31, 2023	44	44
Additional paid-in capital	239,962	238,452
Accumulated deficit	(35,639)	(32,040)
Accumulated other comprehensive loss	(8,227)	(5,999)
Total AXT, Inc. stockholders’ equity	199,672	203,989
Noncontrolling interests	23,680	23,494
Total stockholders’ equity	223,352	227,483
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$349,413	$358,701

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$27,923	$18,595	$50,611	$38,000
Cost of revenue	20,271	16,880	36,865	31,175
Gross profit	7,652	1,715	13,746	6,825
Operating expenses:
Selling, general and administrative	5,779	5,820	12,006	11,772
Research and development	3,758	2,740	6,972	6,335
Total operating expenses	9,537	8,560	18,978	18,107
Loss from operations	(1,885)	(6,845)	(5,232)	(11,282)
Interest expense, net	(282)	(365)	(631)	(762)
Equity in income of unconsolidated joint ventures	598	941	1,488	1,975
Other income, net	491	777	1,523	1,059
Loss before provision (benefit) for income taxes	(1,078)	(5,492)	(2,852)	(9,010)
Provision (benefit) for income taxes	121	(139)	395	9
Net loss	(1,199)	(5,353)	(3,247)	(9,019)
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(317)	264	(352)	582
Net loss attributable to AXT, Inc.	$(1,516)	$(5,089)	$(3,599)	$(8,437)
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.04)	$(0.12)	$(0.09)	$(0.20)
Diluted	$(0.04)	$(0.12)	$(0.09)	$(0.20)
Weighted-average number of common shares outstanding:
Basic	43,092	42,586	43,039	42,542
Diluted	43,092	42,586	43,039	42,542

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net loss	$(1,199)	$(5,353)	$(3,247)	$(9,019)
Other comprehensive loss, net of tax:
Change in foreign currency translation loss, net of tax	(747)	(7,245)	(2,757)	(6,358)
Change in unrealized gain on available-for-sale debt investments, net of tax	8	77	15	188
Total other comprehensive loss, net of tax	(739)	(7,168)	(2,742)	(6,170)
Comprehensive loss attributable to AXT, Inc.	(1,938)	(12,521)	(5,989)	(15,189)
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(179)	1,517	162	1,695
Comprehensive loss attributable to AXT, Inc.	$(2,117)	$(11,004)	$(5,827)	$(13,494)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,247)	$(9,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,440	4,243
Amortization of marketable securities premium	—	14
Stock-based compensation	1,524	1,827
(Gain) loss on disposal of equipment	—	4
Return of equity method investments as dividends	2,063	3,666
Equity in income of unconsolidated joint ventures	(1,488)	(1,975)
Deferred tax assets	53	110
Changes in operating assets and liabilities:
Accounts receivable	(8,363)	8,741
Inventories	(1,045)	(1,223)
Prepaid expenses and other current assets	(1,317)	2,944
Other assets	89	(597)
Accounts payable	2,299	(5,192)
Accrued liabilities	(807)	(1,605)
Other long-term liabilities	(2,164)	828
Net cash provided by (used in) operating activities	(7,963)	2,766
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,663)	(6,792)
Proceeds from sales and maturities of available-for-sale debt securities	480	2,903
Proceeds from sales of equity securities - 15% Jia Mei	—	827
Investments in non-marketable equity investments	(275)	—
Net cash used in investing activities	(4,458)	(3,062)
Cash flows from financing activities:
Proceeds from common stock options exercised	25	10
Proceeds from short-term bank loans	26,488	28,803
Payments on short-term bank loans	(28,332)	(27,653)
Proceeds from capital increase in subsidiary shares from noncontrolling interests	—	509
Proceeds from long-term loan	5,831	—
Payments on long-term loan	(333)	—
Net cash provided by financing activities	3,679	1,669
Effect of exchange rate changes on cash and restricted cash	225	(1,835)
Net decrease in cash and restricted cash	(8,517)	(462)
Cash and restricted cash at the beginning of the year	50,114	41,348
Cash and restricted cash at the end of the period	$41,597	$40,886
Supplemental disclosure of non-cash flow information:
Notes receivables paid to purchase fixed assets	$2,545	$—
Investment in subsidiary shares from noncontrolling interest	$—	$221
Consideration payable in connection with construction in progress, included in accrued liabilities	$144	$3,926

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc., a Delaware corporation (“AXT,” the “Company,” “we,” “us,” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of the Company for all periods presented.

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 filed with the SEC on May 10, 2024.

The condensed consolidated financial statements include the accounts of AXT and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of June 30, 2024 and December 31, 2023, we have three companies accounted for by the equity method. In May 2023, we reduced our ownership in Emeishan Jia Mei High Purity Metals Co., Ltd. (“Jia Mei”) from 25% to 10% by selling a portion of our Jia Mei shares to a third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, as of May 2023, we no longer reported Jia Mei as an equity investment in our condensed consolidated balance sheets. Our Jia Mei investment was re-measured to fair value at the time of sale. Any future changes to the fair value are recognized through net income (“fair value method”). For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When warranted by favorable market conditions, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three and six months ended June 30, 2024, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

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

In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei Quartz Co., Ltd. (“ChaoYang KaiMei”) (the “ChaoYang KaiMei Joint Venture Agreement”), which called for a total investment of approximately $7.6 million, of which Tongmei would fund approximately $3.0 million for a 40 percent ownership of ChaoYang KaiMei. In July 2022, Tongmei and the investors completed the initial funding of approximately $2.2 million. Tongmei’s portion of the investment was approximately $0.9 million. In January 2023, Tongmei made an investment of $0.9 million to ChaoYang KaiMei. In each of July 2023 and August 2023, Tongmei made an investment of approximately $0.6 million in ChaoYang KaiMei. In September 2023, Tongmei entered into another joint venture agreement with the same group of investors. This new agreement called for additional investment of approximately $5.6 million, with Tongmei committing to fund approximately $2.3 million. In December 2023, Tongmei made its initial additional investment of approximately $0.6 million in ChaoYang KaiMei, followed by a second additional investment of approximately $0.3 million in June 2024. Tongmei’s ownership of ChaoYang KaiMei remained at 40% after these equity investments.

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

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and their subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of June 30, 2024, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. We remain the controlling stakeholder of Tongmei and hold a majority of the board of director positions of Tongmei. In June 2021, we sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5% owned by us, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests.

Note 2. Investments and Fair Value Measurements

Our investments consist of instruments with original maturities of more than three months. As of June 30, 2024 and December 31, 2023, our cash and debt investments are classified as follows (in thousands):

	June 30, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash and restricted cash	$41,597	$—	$—	$41,597	$50,114	$—	$—	$50,114
Investments (available-for-sale):
Certificates of deposit [1]	1,680	—	(5)	1,675	2,160	—	(20)	2,140
Total cash, restricted cash and investments	$43,277	$—	$(5)	$43,272	$52,274	$—	$(20)	$52,254
Contractual maturities on investments:
Due within 1 year [2]	$1,680			$1,675	$2,160			$2,140
	$1,680			$1,675	$2,160			$2,140
1.	Certificates of deposit with original maturities of more than three months.
2.	Classified as “Short-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of

June 30, 2024, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2024	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$—	$—	$1,675	$(5)	$1,675	$(5)
Total in loss position	$—	$—	$1,675	$(5)	$1,675	$(5)

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

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash balance. As of June 30, 2024, $13.8 million was included in restricted cash in our condensed consolidated balance sheets.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method, included in “Other assets” in the condensed consolidated balance sheets, totaled $11.9 million and $12.5 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, there were three companies accounted for under the equity method. One of our equity investments, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), determined one of their equity investments was fully impaired and wrote the asset balance down to zero. This resulted in a $754,000 impairment charge in our second quarter 2023 financial results. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three and six months ended June 30, 2024 and 2023.

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to a third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, we adopted the fair value method of accounting to report on the investment in Jia Mei. Our investments under the fair value method are reviewed for other-than-temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of June 30, 2024, our investments in this unconsolidated company had a carrying value of $551,000 and were included in “Other assets” in the condensed consolidated balance sheets. As a result of the share sale, we recognized a gain of $575,000. Additionally, in accordance with Accounting Standards Codification (“ASC”) 321-10-35-2, we adjusted the investment in Jia Mei to its fair value at the time of the sale, which resulted in a gain of $383,000. The gain resulting from the sale and the subsequent remeasurement was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the condensed consolidated statements of operations in the second quarter of 2023.

Fair Value Measurements

We invest primarily in certificates of deposits, corporate bonds and notes, government securities and money market accounts. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of June 30, 2024 and December 31, 2023, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. ASC 820, Fair Value Measurements and Disclosures, establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily- available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of June 30, 2024, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three and six months ended June 30, 2024. There have been no transfers between fair value measurements levels during the three and six months ended June 30, 2024.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of June 30, 2024 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments:
Certificates of deposit	$1,675	$—	$1,675	$—
Total	$1,675	$—	$1,675	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or fair value method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three and six months ended June 30, 2024 and 2023, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2024	2023
Inventories:
Raw materials	$28,939	$32,910
Work in process	53,854	50,008
Finished goods	2,981	3,585
	$85,774	$86,503

As of June 30, 2024 and December 31, 2023, carrying values of inventories were net of inventory reserves of $23.1 million and $21.9 million, respectively, for excess and obsolete inventory and $161,000 and $78,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	June 30,	December 31,
	2024	2023
Property, plant and equipment:
Machinery and equipment, at cost	$66,958	$65,918
Less: accumulated depreciation and amortization	(42,793)	(42,112)
Building, at cost	137,407	125,786
Less: accumulated depreciation and amortization	(24,562)	(23,339)
Leasehold improvements, at cost	7,571	7,596
Less: accumulated depreciation and amortization	(6,115)	(5,984)
Construction in progress	22,866	38,483
	$161,332	$166,348

As of June 30, 2024, the balance of construction in progress was $22.9 million, of which $16.3 million was related to our buildings in our new Dingxing and Kazuo locations, $2.3 million was for manufacturing equipment purchases not yet placed in service and $4.2 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2023, the balance of construction in progress was $38.5 million, of which $31.2 million was for our buildings in our new Dingxing and Kazuo locations, $3.1 million was for manufacturing equipment purchases not yet placed in service and $4.2 million was for our construction in progress for our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2024	2023
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	2,193	3,707
Payable in connection with construction in progress	1,478	7,249
Advances from customers	1,106	305
Other tax payable	527	493
Current portion of operating lease liabilities	471	458
Accrued professional services	470	868
Accrued product warranty	421	703
Accrued income taxes	362	—
Other personnel-related costs	276	286
Accrual for sales returns	47	39
Other accrued liabilities	2,016	2,010
	$12,268	$19,019

Note 6. Related Party Transactions

In September 2021 and October 2021, our consolidated subsidiary, ChaoYang XinMei, received funding from a minority investor of $0.9 million and $1.0 million, respectively. As of December 31, 2021, $1.9 million was included in short-term loan from noncontrolling interest in our condensed consolidated balance sheets. In December 2021 and January 2022, the same subsidiary received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in ChaoYang XinMei as an equity investment. As a result, noncontrolling interests increased $2.2 million and redeemable noncontrolling interests increased $0.2 million. Short-term loan from noncontrolling interest decreased to $0. In April 2022, Tongmei entered into the Capital Increase Agreement with minority investors to further invest approximately $4.5 million in ChaoYang XinMei. In April 2022 and May 2022, ChaoYang XinMei received funding from Tongmei of $1.1 million and $0.8 million, respectively, as equity investments. In April 2022 and May 2022, the minority investors invested $0.7 million and $0.6 million, respectively. As a result, noncontrolling interests increased $1.4 million and redeemable noncontrolling interests increased $0.1 million. In July 2022, Tongmei and the minority investors further invested $0.8 million and $0.6 million in ChaoYang XinMei, respectively. This completed the investment obligations under the Capital Increase Agreement. As a result, noncontrolling interests increased $610,000 and redeemable noncontrolling interests increased $57,000. Tongmei’s ownership remained at 58.5% after these equity investments.

In September 2022, our consolidated subsidiary, ChaoYang LiMei completed the sale of land and its attached buildings to our equity investment entity, ChaoYang KaiMei, for a total consideration of $1.5 million. In January 2023, ChaoYang KaiMei paid to ChaoYang LiMei $1.5 million. As of June 30, 2024, $0 million was included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

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

As of June 30, 2024, the investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership *
Company	2024	2023	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	3,122	3,122	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$14,211	$14,211

Beijing JiYa Semiconductor Material Co., Ltd.	$4,400	3,806	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	4,233	5,516	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	3,316	3,154	Equity	***** 40%
	$11,949	$12,476

Emeishan Jia Mei High Purity Metals Co., Ltd.	551	551	Fair value	****** 10%
	$551	$551

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and their subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of June 30, 2024, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

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

The Jia Mei investment is reviewed for other-than-temporary declines in value on a quarterly basis. We did not record any other-than-temporary impairment charges for Jia Mei investment during the six months ended June 30, 2024.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $11.9 million and $12.5 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, our ownership interests in ChaoYang KaiMei, JiYa, Xiaoyi XingAn Gallium Co., Ltd (“Xiaoyi XingAn”) and Jia Mei were 40%, 39%, 25%, and 10%, respectively. These minority investment entities are not considered variable interest entities because:

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

In June 2022, we received a $1.3 million dividend from BoYu. In July 2022, we received a $1.5 million dividend from one of our equity investment entities, Xiaoyi XingAn. In August 2022, we received a $125,000 dividend from one of our equity investment entities, JiYa. In April 2023 and November 2023, Xiaoyi XingAn distributed a dividend of $1.8 million, and JiYa distributed dividends of $2.0 million and $0.5 million, respectively. In May 2024, Xiaoyi XingAn distributed a $2.1 million dividend to us. We have no current intentions to distribute to our investors earnings under our corporate structure. All of these distributions were paid to the PRC companies and the minority shareholders.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity investment entities had the following summarized statements of operations information (in thousands) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenue	$9,338	$7,678	$17,442	$15,652
Gross profit	$4,161	$2,648	$8,090	$5,554
Operating income	$4,035	$3,163	$7,406	$5,172
Net income	$2,044	$913	$5,182	$4,858

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was an income of $0.6 million and a loss of $18,000, respectively, for the three months ended June 30, 2024 and 2023. Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $1.5 million and $1.0 million, respectively, for the six months ended June 30, 2024 and 2023. In the condensed consolidated statements of operations for the second quarter of 2023, the "Equity in income of unconsolidated joint ventures" included a gain of $958,000 from the Jia Mei sale, resulting in an income of $0.9 million and $2.0 million for the three and six months ended June 30, 2023, respectively.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and six months ended June 30, 2024 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2023	$3,532	$44	$238,452	$(32,040)	$(5,999)	$203,989	$23,494	$227,483
Common stock options exercised	—	—	20	—	—	20	—	20
Investment in subsidiary with noncontrolling interest	—	—	—	—	—	—	—	—
Investment in subsidiary with redeemable noncontrolling interest	—	—	—	—	—	—	—	—
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	(24)	—	—	(24)	13	(11)
Stock-based compensation	—	—	614	—	—	614	—	614
Tongmei stock-based compensation	—	—	195	—	—	195	—	195
Net loss	—	—	—	(2,083)	—	(2,083)	106	(1,977)
Other comprehensive income	—	—	—	—	(1,627)	(1,627)	(187)	(1,814)
Balance as of March 31, 2024	$3,532	$44	$239,257	$(34,123)	$(7,626)	$201,084	$23,426	$224,510
Common stock options exercised	—	—	5	—	—	5	—	5
Investment in subsidiary with noncontrolling interest	—	—	—	—	—	—		—
Investment in subsidiary with redeemable noncontrolling interest	—	—	—	—	—	—	—	—
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	(15)	—	—	(15)	7	(8)
Stock-based compensation	—	—	621	—	—	621	—	621
Tongmei stock-based compensation	—	—	94	—	—	94	—	94
Net loss	—	—	—	(1,516)	—	(1,516)	316	(1,200)
Other comprehensive income (loss)	—	—	—	—	(601)	(601)	(69)	(670)
Balance as of June 30, 2024	$3,532	$44	$239,962	$(35,639)	$(8,227)	$199,672	$23,680	$223,352

Net income (loss) and Other comprehensive income (loss) attributable to redeemable noncontrolling interests were $1,000 and ($69,000), respectively, for the three months ended June 30, 2024 and ($70,000) and ($258,000), respectively, for the six months ended June 30, 2024 and are not shown in the table above.

The changes in stockholders’ equity by component for the three and six months ended June 30, 2023 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2022	$3,532	$44	$235,308	$(14,159)	$(3,118)	$221,607	$23,293	$244,900
Common stock options exercised	—	—	8	—	—	8	—	8
Investment in subsidiary with noncontrolling interest	—	—	(36)	—	—	(36)	239	203
Investment in subsidiary with redeemable noncontrolling interest	—	—	(36)	—	—	(36)	—	(36)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	33	—	—	33	(16)	17
Stock-based compensation	—	—	717	—	—	717	—	717
Tongmei stock-based compensation	—	—	198	—	—	198	—	198
Net loss	—	—	—	(3,348)	—	(3,348)	(169)	(3,517)
Other comprehensive income	—	—	—	—	858	858	70	928
Balance as of March 31, 2023	$3,532	$44	$236,192	$(17,507)	$(2,260)	$220,001	$23,417	$243,418
Common stock options exercised	—	—	2	—	—	2	—	2
Investment in subsidiary with noncontrolling interest	—	—	(74)	—	—	(74)	380	306
Investment in subsidiary with redeemable noncontrolling interest	—	—	(75)	—	—	(75)	—	(75)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	31	—	—	31	(14)	17
Stock-based compensation	—	—	720	—	—	720	—	720
Tongmei stock-based compensation	—	—	192	—	—	192	—	192
Net income (loss)	—	—	—	(5,089)	—	(5,089)	38	(5,051)
Other comprehensive income (loss)	—	—	—	—	(5,915)	(5,915)	(623)	(6,538)
Balance as of June 30, 2023	$3,532	$44	$236,988	$(22,596)	$(8,175)	$209,793	$23,198	$232,991

Net loss and Other comprehensive income attributable to redeemable noncontrolling interests were $302,000 and $630,000, respectively, for the three months ended June 30, 2023, and $451,000 and $560,000, respectively, for the six months ended June 30, 2023 and are not shown in the table above.

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased from 2016 through 2023. During the three and six months ended June 30, 2024, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2024, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is a replacement of the 2007 Plan. The 399,562 share reserve of the 2007 Plan became the reserve of the 2015 Plan, together with 3,000,000 additional shares approved for issuance under the 2015 Plan. In May 2019, our stockholders approved 1,600,000 of additional shares for issuance under the 2015 Plan. In May 2021, our stockholders approved 3,600,000 of additional shares for issuance under the 2015 Plan. In May 2024, our stockholders approved an amendment to the 2015 Plan to increase the number of shares reserved for issuance by an additional 3,600,000 shares. Awards that may be made under the 2015 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2015 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than four years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). However, options granted to consultants and restricted stock awards granted to independent board members typically vest in one year and the 2015 Plan does allow for similar vesting to employees.

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenue	$68	$103	$173	$208
Selling, general and administrative	526	655	1,079	1,287
Research and development	121	154	272	332
Net effect on net loss	$715	$912	$1,524	$1,827

As of June 30, 2024, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was $0. We did not capitalize any stock-based compensation to inventory as of June 30, 2024 and December 31, 2023 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. There were no options granted in the three and six months ended June 30, 2024 and 2023.

The following table summarizes the stock option transactions during the six months ended June 30, 2024 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2024	1,198	$5.10	4.09	$14
Granted	—	—
Exercised	(11)	2.22
Canceled and expired	—	—
Balance as of June 30, 2024	1,187	$5.13	3.63	$189
Options vested as of June 30, 2024 and unvested options expected to vest, net of forfeitures	1,187	$5.13	3.63	$189
Options exercisable as of June 30, 2024	1,187	$5.13	3.63	$189

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $3.38 on June 28, 2024, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2024 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2024	1,220	$3.75
Granted	85	$3.47
Vested	(165)	$5.05
Forfeited	(4)	$3.20
Non-vested as of June 30, 2024	1,136	$3.54

As of June 30, 2024, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.3 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years.

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

A summary of the status of our unvested at-risk, performance shares as of June 30, 2024 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2024	38	$15.37
Granted (1)	151	$2.28
Vested	—	$—
Forfeited	—	$—
Non-vested as of June 30, 2024	189	$4.91

(1)	The number of shares presented is based on achieving 100% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

As of June 30, 2024, there was $0.3 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.56 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to AXT, Inc.	$(1,516)	$(5,089)	$(3,599)	$(8,437)
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net loss available to common stockholders	$(1,560)	$(5,133)	$(3,687)	$(8,525)
Denominator:
Denominator for basic net loss per share - weighted-average common shares	43,092	42,586	43,039	42,542
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock awards	—	—	—	—
Denominator for dilutive net loss per common shares	43,092	42,586	43,039	42,542
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.04)	$(0.12)	$(0.09)	$(0.20)
Diluted	$(0.04)	$(0.12)	$(0.09)	$(0.20)

Options excluded from diluted net loss per share as the impact is anti-dilutive	1,187	1,200	1,187	1,200
Restricted stock excluded from diluted net loss per share as the impact is anti-dilutive	1,325	1,019	1,325	1,019

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2024 and December 31, 2023, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product Type:
Substrates	$19,745	$11,027	$36,648	$24,516
Raw Materials and Other	8,178	7,568	13,963	13,484
Total	$27,923	$18,595	$50,611	$38,000

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Geographical region:
China	$16,947	$10,289	$28,464	$18,391
Taiwan	3,420	1,407	8,002	3,878
Japan	796	1,396	1,786	2,931
Asia Pacific (excluding China, Taiwan and Japan)	712	737	1,510	1,828
Europe (primarily Germany)	4,689	3,015	8,414	6,585
North America (primarily the United States)	1,359	1,751	2,435	4,387
Total	$27,923	$18,595	$50,611	$38,000

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Long-lived assets by geographic region, net of depreciation:
North America	$1,493	$1,631
China	162,370	167,516
	$163,863	$169,147

Significant Customers

No customer represented 10% of our revenue for the three months ended June 30, 2024 and 2023. Our top five customers, although not the same five customers for each period, represented 32% and 24% of our revenue for the three months ended June 30, 2024 and 2023, respectively.

One customer represented 10% of our revenue for the six months ended June 30, 2024 and no customer represented 10% of our revenue for the six months ended June 30, 2023. Our top five customers, although not the same five customers for each period, represented 32% and 24% of our revenue for the six months ended June 30, 2024 and 2023, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. No customers accounted for 10% of our accounts receivable balance as of June 30, 2024, and December 31, 2023.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning accrued product warranty	$495	$915	$703	$669
Accruals for warranties issued	131	114	188	658
Adjustments related to pre-existing warranties including expirations and changes in estimates	(50)	(64)	(260)	(39)
Cost of warranty repair	(155)	(113)	(210)	(436)
Ending accrued product warranty	$421	$852	$421	$852

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

Land Purchase and Investment Agreement

In 2017, Baoding Tongmei established a wafer process production line in Dingxing, China. In addition to a land rights and building purchase agreement that Baoding Tongmei entered into with a private real estate development company to acquire our new manufacturing facility, Baoding Tongmei also entered into a cooperation agreement with the Dingxing local government. In addition to pledging its full support and cooperation, the Dingxing local government will issue certain credits or rebates to Baoding Tongmei as Baoding Tongmei achieves certain milestones. Baoding Tongmei, in turn, agreed to hire local workers over time, pay taxes when due and eventually demonstrate a total investment of approximately $90 million in value, assets and capital. The investment will include cash paid for the land and buildings, cash on deposit in our name at local banks, the gross value of new and used equipment (including future equipment that might be used for indium phosphide and germanium substrates production), the deemed value for our customer list or the end user of our substrates, for example, the end users of 3-D sensing VCSELs (vertical cavity surface emitting lasers), a deemed value for employment of local citizens, a deemed value for our proprietary process technology, other intellectual property, other intangibles and additional items of value. There is no timeline or deadline by which this must be accomplished, rather it is a good faith covenant entered into between Baoding Tongmei and the Dingxing local government. Further, there is no specific penalty contemplated if either party breaches the agreement. However, the agreement does state that each party has a right to seek from the other party compensation for losses. Under certain conditions, the Dingxing local government may purchase the land and building at the appraised value. We believe that such cooperation agreements are normal, customary and usual in China and that the future valuation is flexible. Chaoyang Tongmei has a similar agreement with the city of Kazuo, China, although on a smaller scale. The total investment targeted by Chaoyang Tongmei in Kazuo is approximately $15 million in value, assets and capital. In addition, BoYu has a similar agreement with the city of Kazuo. The total investment targeted by BoYu in Kazuo is approximately $8 million in value, assets and capital.

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of June 30, 2024, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

On May 6, 2024, a shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities, against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The complaint asserts a putative class period from March 24, 2021 and April 3, 2024, inclusive (the “Class Period”). The complaint asserts that the defendants issued materially false and misleading statements about our business and financial condition in certain filings made with the SEC during the Class Period, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and seeks unspecified monetary relief, interest, and attorneys’ fees. The Court has ordered the case to be transferred to the Northern District of California, where our headquarters is located.

It is not possible at this time to reasonably assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. Management believes these claims to be meritless and intends to vigorously defend against them.

Note 13. Other Income (expense), Net

Other income (expense), net for the three months ended June 30, 2024 and 2023, includes a grant of $0.4 million and $1.3 million, respectively, from government agencies as awards for technological innovation and job creation. Other income (expense), net for the six months ended June 30, 2024 and 2023, includes a grant of $1.4 million and $1.8 million, respectively, from government agencies as awards for technological innovation and job creation.

In addition, we incurred a foreign currency transaction exchange gain of $42,000 and $10,000 for the three months ended June 30, 2024 and 2023, respectively. We incurred a foreign currency transaction exchange gain of $100,000 and a loss of $203,000 for the six months ended June 30, 2024 and 2023, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and six months ended June 30, 2024 includes no interest and penalties. As of June 30, 2024, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and six months ended June 30, 2024 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards.

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

California Senate Bill 167 was signed into law by the acting governor on June 27, 2024. The bill makes several tax changes designed to alleviate the 2024-2025 budget. For tax years beginning on or after January 1, 2024, and before January 1, 2027, net operating losses (NOLs) are suspended for both corporate and personal income taxes. The suspension will not apply to any taxpayer with net business income or modified adjusted income of less than $1 million. Another provision in Senate Bill 167 limits the use of credits for tax years beginning on or after January 1, 2024, and before January 1, 2027. During this period, a business (including all taxpayers that are members of a combined report) may claim a total of only $5 million in credits under both the Corporation and Personal Income Tax laws (including the carryover of any business credit). Since the Company’s profit level is below $1 million, Bill 167 has no impact on the Company.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of June 30, 2024. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Contract liabilities	$1,106	$305

During the three and six months ended June 30, 2024, the Company recognized $27,000 and $154,000 , respectively, of revenue that was included in the contract balances as of December 31, 2023. During the three and six months ended June 30, 2023, the Company recognized $3,000 and $277,000 , respectively, of revenue that was included in the contract balances as of December 31, 2022.

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

Note 16. Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Short-term loans” in our condensed consolidated balance sheets. The following table represents short-term bank loans as of June 30, 2024 and December 31, 2023 (in thousands, except interest rate data):

		Loan	Interest			December 31,	June 30,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2023	2024
Tongmei	Bank of China (1)	$1,848	3.5%	January-23	January-24	$1,795	$-
		2,184	2.8%	March-23	March-24	2,118	-
		376	2.7%	September-23	September-24	386	376
		876	3.5%	November-23	November-24	876	855
		1,003	3.5%	November-23	November-24	1,003	980
	Bank of China (2)	2,911	3.5%	January-23	January-24	2,825	-
		2,770	3.0%	January-24	January-25	-	2,755
	Bank of Communications (1)	1,455	3.3%	January-23	January-24	1,414	-
		1,380	3.8%	May-23	May-24	1,414	-
		1,373	3.8%	July-23	May-24	1,414	-
		1,376	3.0%	May-24	May-25	-	1,376
		2,480	3.0%	June-24	May-25	-	2,480
	China Merchants Bank (1)	4,367	3.7%	January-23	January-24	4,235	-
		1,386	3.5%	January-24	January-25	-	1,376
		692	3.5%	February-24	February-25	-	690
		692	3.5%	April-24	April-25	-	690
	Bank of Beijing (3)	2,290	4.2%	January-23	January-24	2,220	-
		3,541	3.2%	June-23	May-24	3,626	-
		1,380	3.2%	June-23	February-24	1,414	-
		1,414	3.0%	December-23	December-24	1,414	1,376
		3,600	3.0%	March-24	February-25	-	3,577
		1,386	3.0%	March-24	December-24	-	1,376
		3,580	3.0%	June-24	June-25	-	3,577
	Industrial Bank (1)	2,757	4.3%	June-23	June-24	2,825	-
		2,744	4.3%	July-23	July-24	2,825	2,752
		2,744	4.3%	September-23	September-24	2,825	2,752
	NingBo Bank (1)	2,744	4.2%	August-23	September-24	2,820	2,746
		1,271	4.3%	November-23	November-24	1,271	1,238
		2,825	4.3%	December-23	December-24	2,825	2,752
		1,647	4.3%	January-24	January-25	-	1,637
		1,258	4.3%	May-24	March-25	-	1,258
	Industrial and Commercial Bank of China (1)	2,744	3.3%	September-23	September-24	2,825	2,752
	NanJing Bank (1)	2,752	3.8%	October-23	October-24	2,752	2,683
	China Citic Bank (1)	2,752	3.0%	June-24	June-25	-	2,752
BoYu	Industrial and Commercial Bank of China (4)	1,414	2.7%	December-23	December-24	1,414	1,376
	Bank of China (1)	1,204	2.4%	January-23	January-24	849	-
	NingBo Bank (1)	1,414	3.3%	November-23	May-24	1,414	-
		1,376	3.0%	May-24	November-24	-	1,376
	Industrial Bank (1)	688	3.6%	September-23	September-24	708	690
	Bank of Communications (1)	1,414	3.0%	November-23	May-24	1,414	-
		275	3.0	May-24	May-25	-	275
	NanJing Bank (1)	1,386	3.5%	January-24	January-25	-	1,376
	Loan Balance					$52,921	$49,899

Collateral for the above bank loans and line of credit

(1)	Not collateralized.
(2)	ChaoYang LiMei time deposit.
(3)	AXT time deposit.
(4)	BoYu’s land use rights and its building located at its facility in Tianjin, China. In addition, the December 2023 loan attracts a guarantee fee amounting to 0.7% of the loan amount.

Long-term Loans

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction projects. As of June 30, 2024, $5.5 million is included in “Other long-term liabilities” and $275,000 is included in “Short-term loans” in our consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of June 30, 2024, $1.2 million associated with this financing arrangement is included in “Other long-term liabilities” and $550,000 is included in “Short-term loans” in our consolidated balance sheets.

As of June 30, 2024, the maturities of our long-term loan liabilities in five years (excluding short-term loans) are as follows (in thousands):

Maturity of long term loans
2025	$894
2026	1,307
2027	963
2028	1,238
2029	2,357

In summary, short-term loans of $50.7 million included under “Short-term loans” in our condensed consolidated balance sheet at June 30, 2024, consisted of $49.9 million of short-term bank loans and $0.8 million of the current portion of long-term debt. Long-term loans of $6.7 million included under “Other long-term liabilities” in our condensed consolidated balance sheet at June 30, 2024 consisted of $5.5 million in a five-year bank loan and $1.2 million in a loan secured by ChaoYang XinMei.

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

As of June 30, 2024, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2024	$293
2025	598
2026	612
2027	626
2028	608
Thereafter	149
Total minimum lease payments	2,886
Less: Interest	(332)
Present value of lease obligations	2,554
Less: Current portion, included in accrued liabilities	(471)
Long-term portion of lease obligations	$2,083

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	4.72	5.22
Weighted-average discount rate	5.14%	5.14%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$292	$289

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease	$153	$128	$306	$257
Short-term lease expense	42	37	83	71
Total	$195	$165	$389	$328

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

The components of the change in redeemable noncontrolling interests for the six months ended June 30, 2024 are presented in the following table (in thousands):

Balance as of January 1, 2024	$41,663
Equity issuance costs incurred	(466)
Stock-based compensation attributable to redeemable noncontrolling interests	22
Net loss attributable to redeemable noncontrolling interests	(70)
Effect of foreign currency translation on redeemable noncontrolling interests	(1,130)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(258)
Balance as of June 30, 2024	$39,761

Note 19. Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) released ASU 2023-07— Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, aiming to enhance the transparency and relevance of segment information provided in financial statements. The amendments in this update require that a public entity disclose significant segment expenses, and profit or loss and assets, among other disclosures, for each reportable segment, on an annual and interim basis. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the new standard will not have a material effect on our condensed consolidated financial statements.

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

Note 20. Subsequent Event

In July 2024, the Company secured $3.9 million in new one-year, unsecured bank loans with interest rates ranging from 2.9% to 3.2%. During the same month, the Company repaid $4.3 million of existing loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q of AXT, Inc., a Delaware corporation (“AXT”, “the Company”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, including the use of InP wafer substrates in artificial intelligence (“AI”) applications, the development and adoption of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, ramping production at our new sites, potential severance costs with respect to any reduction in our work force, our ability to have new customers qualify substrates from our new manufacturing locations in China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements. Additionally, statements regarding completing steps in connection with the proposed listing of shares of our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), being accepted to list shares of Tongmei on the STAR Market, the timing and completion of such listing of shares of Tongmei on the STAR Market are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, geopolitical tensions, export restrictions in China, the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the Company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this Quarterly Report on Form 10-Q. These uncertainties and factors include, but are not limited to: the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and the listing of shares of Tongmei on the STAR Market, continued open access to companies to list shares on the STAR Market, investor enthusiasm for new listings of shares on the STAR Market and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China; COVID-19 or other outbreaks of a contagious disease; the availability of current COVID-19 vaccines; tariffs and other trade war issues; export restrictions in China; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Quarterly Report on Form 10-Q, including those set forth under the section entitled “Risk Factors” in Part II, Item 1A below. All forward-looking statements are based upon management’s views as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Part II, Item 1A below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any development, event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our

Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) and the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The following organization chart depicts the consolidated structure as of June 30, 2024;

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 5% of our revenue derives from importing our wafers into the United States and we expect the volume to increase. For the six months ended June 30, 2024 and 2023, we paid approximately $197,000 and $701,000, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We licensed to our PRC subsidiaries intellectual property and received from our PRC subsidiaries royalty payments or one-time fees. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. In the past, we sold to our PRC subsidiaries capital equipment that we purchased at the request of our PRC subsidiaries and for which we were reimbursed by the applicable PRC subsidiary. In recent years, Tongmei purchases capital equipment from suppliers in Taiwan, Japan, China, Europe or South Korea. Third, our PRC subsidiaries and PRC joint ventures pay dividends to entities within the Company’s corporate structure. For the six months ended June 30, 2024, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $2.1 million. For the year ended December 31, 2023, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $4.3 million. For the year ended December 31, 2023, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0. All of these distributions were paid to our PRC subsidiaries and the minority shareholders. For the six months ended June 30, 2024 and the year ended December 31, 2023, no transfers, dividends, or distributions were made between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute earnings to our investors under our corporate structure.

The cash generated from one PRC subsidiary is not used to fund another PRC subsidiary’s operations. None of our PRC subsidiaries has faced difficulties or limitations on its ability to transfer cash between our subsidiaries. We have cash management policies that dictate the amount of such funding.

We are subject to a number of unique legal and operational risks associated with our corporate structure, any of which could result in a material change in our operations and/or the value of our common stock or cause the value of such securities to significantly decline or be worthless. Please carefully read the section entitled “Risk Factors” in Part II, Item 1A below. In particular, the following risk factors address issues associated with our corporate structure:

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

Our independent registered public accounting firm is BPM LLP (“BPM”), which is registered with the PCAOB. The Holding Foreign Companies Accountable Act (the “HFCA Act”) requires that the PCAOB determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong because of positions taken by PRC authorities in those jurisdictions. BPM is headquartered in the United States and not in the PRC or Hong Kong. As such, BPM is subject to the determinations announced by the PCAOB. Accordingly, the Company does not expect the HFCA Act, the Accelerating Holding Foreign Companies Accountable Act and the related regulations to affect the Company and does not expect to be identified by the Securities and Exchange Commission, or SEC, under the HFCA Act. On December 15, 2022, the PCAOB vacated its

2021 determinations that the positions taken by authorities in the PRC and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. See “Although the audit report is prepared by an independent registered public accounting firm that is currently inspected fully by the PCAOB, there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB” under the section entitled “Risk Factors” in Part II, Item 1A below for further information on risks related to our foreign operations and dependence.

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

In accordance with ASC 326-20’s current expected credit loss impairment model, we exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of June 30, 2024 and December 31, 2023, our accounts receivable, net balance was $27.2 million and $19.3 million, respectively, which was net of an allowance of $263,000 and $579,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2024 and December 31, 2023, accrued product warranties totaled $421,000 and $703,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2024 and December 31, 2023, we had an inventory reserve of $23.1 million and $21.9 million, respectively, for excess and obsolete inventory and $161,000 and $78,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

For the year ended December 31, 2023, one of our PRC joint venture raw material companies assessed one of its equity investments was fully impaired. We also divested our equity investment in a PRC joint venture. The impairment and divesture resulted in a total of $1.9 million in impairment charges in our financial results for the year ended December 31, 2023. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three and six months ended June 30, 2024 and 2023.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of June 30, 2024, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2024 and 2023.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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

The financial Performance Criteria are metrics based upon prior year-end actual results as compared to the Company’s 2023 year-end actual results with respect to the 2023 Performance Awards or based upon the 2024 year-end actual results with respect to the 2024 Performance Awards. All performance shares, if earned, are still subject to annual vesting over a four-year period except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the entire year.

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

Results of Operations

Revenue

	Three Months Ended				Six Months Ended

	June 30,		Increase		June 30,		Increase
	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

Product Type:	($ in thousands)				($ in thousands)
Substrates	$19,745	$11,027	$8,718	79.1%	$36,648	$24,516	$12,132	49.5%
Raw materials and other	8,178	7,568	610	8.1%	13,963	13,484	479	3.6%
Total revenue	$27,923	$18,595	$9,328	50.2%	$50,611	$38,000	$12,611	33.2%

Revenue increased $9.3 million, or 50.2%, to $27.9 million for the three months ended June 30, 2024 from $18.6 million for the three months ended June 30, 2023. The substrate revenue increase for the three months ended June 30, 2024 as compared to the same period in 2023 was primarily the result of higher demand for GaAs wafer substrates due to increased demand across a number of applications and higher demand for InP wafer substrates reflecting strong growth from data center applications and continued improvement in passive optical networks and higher demand for Ge wafer substrates in China. Raw materials sales increased $0.6 million, or 8.1%, to $8.2 million for the three months ended June 30, 2024 as compared to the same period in 2023. The increase in raw materials revenue for the three months ended June 30, 2024 as compared to the same period in 2023 was primarily the result of an increase in sales of pBN crucibles and refined gallium resulting from stronger market demand.

Revenue increased $12.6 million, or 33.2%, to $50.6 million for the six months ended June 30, 2024 from $38.0 million for the six months ended June 30, 2023. The substrate revenue increase for the six months ended June 30, 2024 as compared to the same period in 2023 was primarily the result of higher demand for GaAs wafer substrates due to increased demand across a number of applications and higher demand for InP wafer substrates reflecting strong growth from data center applications and continued improvement in passive optical networks and higher demand for Ge wafer substrates in China. Raw materials sales increased $0.5 million, or 3.6%, to $14.0 million for the six months ended June 30, 2024 as compared to the same period in 2023. The increase in raw materials revenue for the six months ended June 30, 2024 as compared to the same period in 2023 was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand.

Revenue by Geographic Region

	Three Months Ended		2023 to 2024
	June 30,		Increase
	2024	2023	(Decrease)	% Change

	($ in thousands)
China	$16,947	$10,289	$6,658	64.7%
% of total revenue	61%	55%
Taiwan	3,420	1,407	2,013	143.1%
% of total revenue	12%	8%
Japan	796	1,396	(600)	(43.0)%
% of total revenue	3%	8%
Asia Pacific (excluding China, Taiwan and Japan)	712	737	(25)	(3.4)%
% of total revenue	2%	4%
Europe (primarily Germany)	4,689	3,015	1,674	55.5%
% of total revenue	17%	16%
North America (primarily the United States)	1,359	1,751	(392)	(22.4)%
% of total revenue	5%	9%
Total revenue	$27,923	$18,595	$9,328	50.2%

Revenue in China increased $6.7 million for the three months ended June 30, 2024, primarily due to higher demand for our InP, GaAs and Ge wafer substrates and refined gallium sold by one of our consolidated subsidiaries. Revenue in Taiwan increased $2.0 million, primarily due to higher demand for our GaAs and InP wafer substrates, partially offset by lower demand for our Ge wafer substrates. Revenue in Japan decreased $0.6 million, primarily due to lower demand for our InP and GaAs wafer substrates and refined gallium sold by one of our consolidated subsidiaries, partially offset by higher demand for our Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific decreased $25,000, primarily due to decreased demand for our GaAs wafer substrates, partially offset by higher demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe increased $1.7 million, primarily due to increased demand for our GaAs and InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our Ge wafer substrates. Revenue in North America decreased $0.4 million, primarily due to lower demand for our GaAs and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by higher demand for our InP wafer substrates.

	Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)	% Change

	($ in thousands)
China	$28,464	$18,391	$10,073	54.8%
% of total revenue	56%	48%
Taiwan	8,002	3,878	4,124	106.3%
% of total revenue	16%	10%
Japan	1,786	2,931	(1,145)	(39.1)%
% of total revenue	3%	8%
Asia Pacific (excluding China, Taiwan and Japan)	1,510	1,828	(318)	(17.4)%
% of total revenue	3%	5%
Europe (primarily Germany)	8,414	6,585	1,829	27.8%
% of total revenue	17%	17%
North America (primarily the United States)	2,435	4,387	(1,952)	(44.5)%
% of total revenue	5%	12%
Total revenue	$50,611	$38,000	$12,611	33.2%

Revenue in China increased $10.1 million for the six months ended June 30, 2024, primarily due to higher demand for our GaAs, InP and Ge wafer substrates and refined gallium sold by one of our consolidated subsidiaries. Revenue in Taiwan increased $4.1 million, primarily due to higher demand for our GaAs and InP wafer substrates, partially offset by lower demand for our Ge wafer substrates. Revenue in Japan decreased $1.1 million primarily due to lower demand for our GaAs, InP and Ge wafer substrates and refined gallium and pBN crucibles sold by two of our consolidated subsidiaries. Revenue in Asia Pacific decreased by $0.3 million, primarily due to decreased demand for our InP, Ge and GaAs wafer substrates, partially offset by higher demand for refined gallium and pBN crucibles sold by two of our consolidated subsidiaries. Revenue in Europe increased by $1.8 million primarily due to higher demand for our GaAs, InP and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in North America decreased by $2.0 million primarily due to lower demand for our GaAs, InP and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Gross profit	$7,652	$1,715	$5,937	346.2%	$13,746	$6,825	$6,921	101.4%
Gross Profit %	27.4%	9.2%			27.2%	18.0%

Gross profit increased $5.9 million, or 346.2%, to $7.7 million for the three months ended June 30, 2024 from $1.7 million for the three months ended June 30, 2023. The increase in gross profit is the result of higher revenue for our wafer substrates. Gross margin as a percentage of revenue increased due to higher unit volume across all wafer substrate and a favorable shift in product mix.

Gross profit increased $6.9 million, or 101.4%, to $13.7 million for the six months ended June 30, 2024 from $6.8 million for the six months ended June 30, 2023. The increase in gross profit is the result of higher revenue across all product lines. Gross margin as a percentage of revenue increased due to higher unit volume across all product lines, and a shift in product mix had a positive impact on gross margin.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$5,779	$5,820	$(41)	(0.7)%	$12,006	$11,772	$234	2.0%
% of total revenue	20.7%	31.3%			23.7%	31.0%

Selling, general and administrative expenses decreased $41,000, or 0.7%, to $5.8 million for the three months ended June 30, 2024 from $5.8 million for the June 30, 2023. The lower selling, general and administrative expenses were primarily from a decrease in compensation related expenses.

Selling, general and administrative expenses increased $234,000, or 2.0%, to $12.0 million for the six months ended June 30, 2024 from $11.8 million for the six months ended June 30, 2023. The higher selling, general and administrative expenses were primarily from an increase in professional service expenses.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Research and development	$3,758	$2,740	$1,018	37.2%	$6,972	$6,335	$637	10.1%
% of total revenue	13.5%	14.7%			13.8%	16.7%

Research and development expenses increased $1.0 million, or 37.2%, to $3.8 million for the three months ended June 30, 2024 from $2.7 million for the three months ended June 30, 2023. The increase in research and development expenses for the three months ended June 30, 2024 was primarily due to higher development expenses for crystal ingot processing.

Research and development expenses increased $0.6 million, or 10.1%, to $7.0 million for the six months ended June 30, 2024 from $6.3 million for the six months ended June 30, 2023. The increase in research and development expenses for the six months ended June 30, 2024 was primarily due to higher development expenses for crystal ingot processing.

Interest Expense, Net

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Interest expense, net	$282	$365	$(83)	(22.7)%	$631	$762	$(131)	(17.2)%
% of total revenue	1.0%	2.0%			1.2%	2.0%

Interest expense, net decreased $83,000, or 22.7%, to $282,000 for the three months ended June 30, 2024 from $365,000 for the three months ended June 30, 2023. Interest expense, net decreased primarily due to increased interest income during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Interest expense, net decreased $131,000, or 17.2%, to $631,000 for the six months ended June 30, 2024 from $762,000 for the six months ended June 30, 2023. Interest expense, net decreased primarily due to increased interest income during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Equity in Income of Unconsolidated Joint Ventures

	Three Months Ended				Six Months Ended
	June 30,		Equity in Income		June 30,		Equity in Income
	2024	2023	Change	% Change	2024	2023	Change	% Change

	($ in thousands)				($ in thousands)
Equity in income of unconsolidated joint ventures	$598	$941	$(343)	(36.5)%	$1,488	$1,975	$(487)	(24.7)%
% of total revenue	2.1%	5.1%			2.9%	5.2%

The equity in income of unconsolidated joint venture companies was income of $0.6 million for the three months ended June 30, 2024 as compared to income of $0.9 million for the three months ended June 30, 2023. The decrease in income of $0.3 million is primarily due to a profit decline in one unconsolidated joint venture.

The equity in income of unconsolidated joint venture companies was income of $1.5 million for the six months ended June 30, 2024 as compared to income of $2.0 million for the six months ended June 30, 2023. The decrease in income of $0.5 million is primarily due to a profit decline in one unconsolidated joint venture’s Gallium sale.

Other Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Other Income		June 30,		Other Income
	2024	2023	Change	% Change	2024	2023	Change	% Change

	($ in thousands)				($ in thousands)
Other income, net	$491	$777	$(286)	(36.8)%	$1,523	$1,059	$464	43.8%
% of total revenue	1.8%	4.2%			3.0%	2.8%

Other income, net decreased $286,000, or 36.8%, to an income of $491,000 for the three months ended June 30, 2024 from an income of $777,000 for the three months ended June 30, 2023. Other income, net decreased primarily due to a decline in government grants.

Other income, net increased $464,000, or 43.8%, to an income of $1.5 million for the six months ended June 30, 2024 from an income of $1.1 million for the six months ended June 30, 2023. Other income, net increased primarily due to higher government grants received in the first quarter of 2024, which was partially offset by a decrease in the second quarter of 2024.

Provision (benefit) for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Provision (benefit) for income taxes	$121	$(139)	$260	187.1%	$395	$9	$386	4,288.9%
% of total revenue	0.4%	(0.7)%			0.8%	0.0%

Provision (benefit) for income taxes increased $260,000, or 187.1%, to a provision of $121,000 for the three months ended June 30, 2024 as compared to a benefit of $139,000 for the three months ended June 30, 2023. The tax expense recorded for the three months ended June 30, 2024 is the result of foreign taxes and certain state taxes. Provision for income taxes increased $386,000, or 4,288.9%, to $395,000 for the six months ended June 30, 2024 as compared to $9,000 for the six months ended June 30, 2023. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

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

Net (Income) loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Net (income) loss attributable to		Six Months Ended		Net (income) loss attributable to
			noncontrolling interests and				noncontrolling interests and
	June 30,		redeemable noncontrolling interests		June 30,		redeemable noncontrolling interests
	2024	2023	Change	% Change	2024	2023	Change	% Change

	($ in thousands)				($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(317)	$264	$(581)	(220.1)%	$(352)	$582	$(934)	(160.5)%
% of total revenue	(1.1)%	1.4%			(0.7)%	1.5%

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests decreased $581,000 or 220.1% to a loss of $317,000 for the three months ended June 30, 2024, from an income of $264,000 for the three months ended June 30, 2023, primarily due to higher profitability from our PRC subsidiaries as sales increased.

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests decreased $934,000, or 160.5%, to a loss of $352,000 for the six months ended June 30, 2024, from an income of $582,000 for the six months ended June 30, 2023, primarily due to higher profitability from our PRC subsidiaries as sales increased.

Liquidity and Capital Resources

We consider cash and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of June 30, 2024, our principal source of liquidity was $43.3 million, which consisted of cash and restricted cash of $41.6 million and investments of $1.7 million. In the six months ended June 30, 2024, cash and restricted cash decreased by $8.5 million and investments decreased by $0.5 million. The decrease in cash and restricted cash of $8.5 million in the six months ended June 30, 2024 was primarily due to net cash used in operating activities of $8.0 million and net cash used in investing activities of $4.5 million, partially offset by net cash provided by financing activities of $3.7 million and the effect of exchange rate changes of $0.2 million. As of June 30, 2024, we and our PRC subsidiaries held approximately $35.6 million in cash and investments in foreign bank accounts.

As of June 30, 2023, our principal source of liquidity was $49.6 million, which consisted of cash, restricted cash and cash equivalents of $40.9 million and investments of $8.7 million. In the six months ended June 30, 2023, cash, restricted cash and cash equivalents decreased by $0.5 million and investments decreased by $2.7 million. The decrease in cash, restricted cash and cash equivalents of $0.5 million in the six months ended June 30, 2023 was primarily due to the effect of exchange rate changes of $1.8 million and net cash used in investing activities of $3.1 million, partially offset by net cash provided by operating activities of $2.8 million and financing activities of $1.7 million. As of June 30, 2023, we and our PRC subsidiaries held approximately $38.1 million in cash and investments in foreign bank accounts.

Net cash used in operating activities of $8.0 million for the six months ended June 30, 2024 was primarily comprised of a net change of $11.3 million in operating assets and liabilities, a net loss before income attributable to noncontrolling interest and redeemable noncontrolling interests of $3.2 million, and income from equity method investments of $1.5 million, partially offset by the adjustment for non-cash items of depreciation and amortization of $4.4 million, return of equity method investments as dividends of $2.1 million and stock-based compensation of $1.5 million.

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

Net cash used in investing activities of $4.5 million for the six months ended June 30, 2024 was primarily from the purchase of property, plant and equipment of $4.7 million, and investment in non-marketable equity investments of $0.3 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $0.5 million.

Net cash used in investing activities of $3.1 million for the six months ended June 30, 2023 was primarily from the purchase of property, plant and equipment of $6.8 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $2.9 million and proceeds from sale of equity securities of $0.8 million.

Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2024, which consisted of proceeds from short-term loans of $26.5 million, long-term loan of $5.8 million and common stock options exercised of $25,000, partially offset by repayment of short-term loans of $28.3 million and repayment of long-term loan of $0.3 million.

Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2023, which consisted of proceeds from short-term loans of $28.8 million, capital increase in subsidiary shares from noncontrolling interests of $0.5 million and common stock option exercised of $10,000, partially offset by repayment of short-term loans of $27.7 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the six months ended June 30, 2024, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2024, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

For the six months ended June 30, 2024 and 2023, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $2.1 million and $3.7 million, respectively. For the six months ended June 30, 2024 and 2023, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures. For the six months ended June 30, 2024, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

We have no current intentions to distribute to our investors earnings under our corporate structure. We settle amounts owed under our transfer pricing arrangements in the ordinary course of business.

The cash generated from one PRC subsidiary is not used to fund another PRC subsidiary’s operations. None of our PRC subsidiaries has faced difficulties or limitations on its ability to transfer cash between our subsidiaries. AXT has cash management policies that dictate the amount of such funding.

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

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Short-term loans” in our condensed consolidated balance sheets. The following table represents short-term bank loans as of June 30, 2024 and December 31, 2023 (in thousands, except interest rate data):

		Loan	Interest			December 31,	June 30,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2023	2024
Tongmei	Bank of China (1)	$1,848	3.5%	January-23	January-24	$1,795	$-
		2,184	2.8%	March-23	March-24	2,118	-
		376	2.7%	September-23	September-24	386	376
		876	3.5%	November-23	November-24	876	855
		1,003	3.5%	November-23	November-24	1,003	980
	Bank of China (2)	2,911	3.5%	January-23	January-24	2,825	-
		2,770	3.0%	January-24	January-25	-	2,755
	Bank of Communications (1)	1,455	3.3%	January-23	January-24	1,414	-
		1,380	3.8%	May-23	May-24	1,414	-
		1,373	3.8%	July-23	May-24	1,414	-
		1,376	3.0%	May-24	May-25	-	1,376
		2,480	3.0%	June-24	May-25	-	2,480
	China Merchants Bank (1)	4,367	3.7%	January-23	January-24	4,235	-
		1,386	3.5%	January-24	January-25	-	1,376
		692	3.5%	February-24	February-25	-	690
		692	3.5%	April-24	April-25	-	690
	Bank of Beijing (3)	2,290	4.2%	January-23	January-24	2,220	-
		3,541	3.2%	June-23	May-24	3,626	-
		1,380	3.2%	June-23	February-24	1,414	-
		1,414	3.0%	December-23	December-24	1,414	1,376
		3,600	3.0%	March-24	February-25	-	3,577
		1,386	3.0%	March-24	December-24	-	1,376
		3,580	3.0%	June-24	June-25	-	3,577
	Industrial Bank (1)	2,757	4.3%	June-23	June-24	2,825	-
		2,744	4.3%	July-23	July-24	2,825	2,752
		2,744	4.3%	September-23	September-24	2,825	2,752
	NingBo Bank (1)	2,744	4.2%	August-23	September-24	2,820	2,746
		1,271	4.3%	November-23	November-24	1,271	1,238
		2,825	4.3%	December-23	December-24	2,825	2,752
		1,647	4.3%	January-24	January-25	-	1,637
		1,258	4.3%	May-24	March-25	-	1,258
	Industrial and Commercial Bank of China (1)	2,744	3.3%	September-23	September-24	2,825	2,752
	NanJing Bank (1)	2,752	3.8%	October-23	October-24	2,752	2,683
	China Citic Bank (1)	2,752	3.0%	June-24	June-25	-	2,752
BoYu	Industrial and Commercial Bank of China (4)	1,414	2.7%	December-23	December-24	1,414	1,376
	Bank of China (1)	1,204	2.4%	January-23	January-24	849	-
	NingBo Bank (1)	1,414	3.3%	November-23	May-24	1,414	-
		1,376	3.0%	May-24	November-24	-	1,376
	Industrial Bank (1)	688	3.6%	September-23	September-24	708	690
	Bank of Communications (1)	1,414	3.0%	November-23	May-24	1,414	-
		275	3.0	May-24	May-25	-	275
	NanJing Bank (1)	1,386	3.5%	January-24	January-25	-	1,376
	Loan Balance					$52,921	$49,899

Collateral for the above bank loans and line of credit

(1)	Not collateralized.
(2)	ChaoYang LiMei time deposit.
(3)	AXT time deposit.
(4)	BoYu’s land use rights and its building located at its facility in Tianjin, China. In addition, the December 2023 loan attracts a guarantee fee amounting to 0.7% of the loan amount.

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction of fixed assets. As of June 30, 2024, $5.5 million is included in “Other long-term liabilities” and $275,000 is included in “Short-term loans” in our consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of June 30, 2024, $1.2 million is included in “Other long-term liabilities” and $550,000 is included in “Short-term loans” in our consolidated balance sheets.

On July 27, 2021, we filed with the SEC a registration statement on Form S-3 (as amended, the “Shelf Registration Statement”), pursuant to which we may offer up to $60 million of common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts and/or units in one or more offerings and in any combination. A prospectus supplement, which we will provide each time we offer securities, will describe the specific amounts, prices and terms of the securities we determine to offer. We currently expect to use the net proceeds from the sale of securities under the Shelf Registration Statement for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the net proceeds to acquire, license or invest in complementary products, technologies or businesses. On May 17, 2022, the SEC declared the Shelf Registration Statement effective.

We believe that we have adequate cash and investments to meet our operating needs and capital expenditures over the next 12 months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under the section entitled “Risk Factors” in Part II, Item 1A below.

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

Land Purchase and Investment Agreement

In 2017, Baoding Tongmei established a wafer processing production line in Dingxing, China. In addition to a land rights and building purchase agreement that Baoding Tongmei entered into with a private real estate development company to acquire our new manufacturing facility, Baoding Tongmei also entered into a cooperation agreement with the Dingxing local government. In addition to pledging its full support and cooperation, the Dingxing local government will issue certain tax credits to Baoding Tongmei as Baoding Tongmei achieves certain milestones. Baoding Tongmei, in turn, agreed to hire local workers over time, pay taxes when due and eventually demonstrate a total investment of approximately $90 million in value, assets and capital. The investment will include cash paid for the land and buildings, cash on deposit in our name at local banks, the gross value of new and used equipment (including future equipment that might be used for indium phosphide and germanium substrates production), the deemed value for our customer list or the end user of our substrates (for example, the end users of the 3-D sensing VCSELs), a deemed value for employment of local citizens, a deemed value for our proprietary process technology, other intellectual property, other intangibles and additional items of value. There is no timeline or deadline by which this must be accomplished, rather it is a good faith covenant entered into between Baoding Tongmei and the Dingxing local government. Further, there is no specific penalty contemplated if either party breaches the agreement, however the agreement does state that each party has a right to seek from the other party compensation for losses. Under certain conditions, the Dingxing local government may purchase the land and building at the appraised value. We believe that such cooperation agreements are normal, customary and usual in China and that the future valuation is flexible. Chaoyang Tongmei has a similar agreement with the city of Kazuo, China, although on a smaller scale. The total investment targeted by Chaoyang Tongmei in Kazuo is approximately $15 million in value, assets and capital. In addition, BoYu has a similar agreement with the city of Kazuo. The total investment targeted by BoYu in Kazuo is approximately $8 million in value, assets and capital.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As June 30, 2024 and December 31, 2023, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash and restricted cash earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	June 30,	Interest	Interest	Decline	Increase
Instrument	2024	Rate	Income	Income	Income
Cash and restricted cash	$41,597	0.87%	$362	$326	$398
Investments in marketable debt securities	1,675	3.34%	56	50	62
			$418	$376	$460

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. No customers accounted for 10% of our accounts receivable balance as of June 30, 2024 and December 31, 2023.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than-temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over the raw material company’s operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other-than-temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investments under the equity method as of June 30, 2024 and December 31, 2023 totaled $11.9 million and $12.5 million, respectively. Our minority investment under the fair value method as of June 30, 2024 and December 31, 2023 totaled $0.6 million and $0.6 million, respectively. See Note 7 for a discussion on the new fair value method investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Shareholder Class Action

On May 6, 2024, a shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities, against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The complaint asserts a putative class period from March 24, 2021 and April 3, 2024, inclusive (the “Class Period”). The complaint asserts that the defendants issued materially false and misleading statements about our business and financial condition in certain filings made with the SEC during the Class Period, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and seeks unspecified monetary relief, interest, and attorneys’ fees. The Court has ordered the case to be transferred to the Northern District of California, where our headquarters is located.

It is not possible at this time to reasonably assess the final outcome of this litigation or reasonably to estimate the possible loss or range of loss with respect to this litigation. Management believes these claims to be meritless and intends to vigorously defend against them.

Item 1A. Risk Factors

For ease of reference, we have divided these risks and uncertainties into the following general categories:

I.	Summary Risk Factors;
II.	Risks Related to Our Business and Operations;
III.	Risks Related to International Aspects of Our Business;
IV.	Risks Related to Our Financial Results and Capital Structure;
V.	Risks Related to Our Intellectual Property; and
VI.	Risks Related to Compliance, Environmental Regulations and Other Legal Matters.
I.	Summary Risk Factors
●	We are subject to a number of unique legal and operational risks associated with our corporate structure.
●	The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice.
●	Although the audit report included in our 2023 Annual Report was prepared by an independent registered public accounting firm who is currently inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.
●	Our NASDAQ stock price is volatile and our stock price could decline. Unpredictable fluctuations in our operating results, changes and events in our end markets and global trends cause volatility in our stock price.
●	COVID-19 or other contagious diseases may affect our business operations and financial performance. Lack of supply of current vaccines and resistance by some to be vaccinated could prolong COVID-19.

●	We face litigation and legal proceedings which could adversely affect our business, financial condition, results of operations or cash flows.
●	Global economic and political conditions, including trade tariffs, import-export restrictions, and other restrictions, may have a negative impact on our business and financial results.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing, including intermittent mandatory shutdowns. Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.
●	Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequence in China.
●	Our gross margin has fluctuated historically and may decline or increase due to several factors. Factors such as product mix, unit volume, yields and other manufacturing efficiencies can cause our gross margin to decrease or increase from quarter to quarter.
●	The proposed Tongmei IPO on the STAR Market in China could fail to be completed. This could result in investor disappointment and in failure to secure sufficient capital needed to take advantage of market opportunities for our products. Our stock price could decline.
●	The terms of the private equity raised by Tongmei in China grant each investor a right of redemption if the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the CSRC or Tongmei cancels the IPO application. This could result in disgorging the cash that we raised from the Investors.
●	Defects in our products could diminish demand for our products. Our ability to receive orders from tier one customers is contingent on producing wafer substrates of very high quality and deploying best practices in manufacturing. We may not always be able to meet these requirements and we could then lose revenue.
●	Difficulties in accurately estimating market demand could result in over-investing in inventory, equipment and capacity expansion or losing market share if we do not invest sufficiently.
●	Attracting and retaining tier one customers requires that we succeed in our research and development programs. Customers establish difficult to meet product specifications regarding defect densities, surface flatness, diameter size and other specifications pushing the boundaries of material science. We may not achieve these specifications.
●	We are subject to foreign exchange gains and losses that materially impact our condensed consolidated statements of operations. Because we are a global company we are exposed to changes and swings in foreign exchange, particularly when currencies experience periods of volatility.
●	Joint venture raw material companies in China bring certain risks.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 5% of our revenue derives from importing our wafers into the United States. In the first half of 2024 we paid approximately $197,000 in tariffs. In the years ended December 31, 2023, 2022 and 2021 we paid approximately $1.0 million, $3.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

Our financial performance can be adversely affected if there are unfavorable financial results in any of our raw material companies.

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

In addition, new competitors have and may continue to emerge, such as a company established by a former employee in China that is supplying semi-conducting GaAs wafers to the LED market. Competition from sources such as this could increase, particularly if these competitors are able to obtain large capital investments. Further, recent trade tensions between China and the United States have resulted in a greater determination within China to be self-sufficient and produce more goods domestically. This could result in the formation of new competitors that would compete against us and adversely affect our financial results.

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

Our future success depends on the continuing services of members of our senior management team and other key personnel. Our industry is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and other personnel with other specialty material companies and semiconductor companies. Our employees could leave with little or no prior notice and would be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. The loss of any of these individuals or our ability to attract or retain qualified personnel could adversely affect our business.

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

All of our wafer substrates are manufactured in China and in the years 2023, 2022 and 2021, sales to customers in North America, primarily in the U.S., were approximately 10%, 14% and 10% of our revenue, respectively. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the first half of 2024 we paid approximately $197,000 in tariffs. In the years 2023, 2022 and 2021, we paid approximately $1.0 million, $3.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

Approximately 95% of our revenue is from international sales. We expect that sales to customers outside the United States, particularly sales to customers in Japan, Taiwan, Europe and China, will continue to represent a significant portion of our revenue. Therefore, our revenue growth depends significantly on the expansion of our international sales and operations.

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

We face litigation and legal proceedings which could adversely affect our business, financial condition, results of operations or cash flows.

We are subject to lawsuits, investigations and claims covering a wide range of matters. We are currently the subject of complaints alleging violations of various laws, including but not limited to federal securities laws, including a shareholder class action, described under the “Legal Proceedings” elsewhere in this report, and in the future could be subject to other proceedings. This litigation and any other regulatory proceedings or actions may be time consuming, could cause us to incur significant defense costs, and could damage our reputation or adversely affect our stock price. In the event that there is an adverse ruling in any legal or regulatory proceeding or action, we may be required to make payments to third parties that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

None.

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

(1) Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on May 20, 2024.

*Management contract or compensatory plan.

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

AXT, INC.

Dated: August 9, 2024	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)