Form 10-Q
period 2024-09-30
AXT INC
filed 2024-11-12
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2024

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

As of November 1, 2024, 44,750,581 shares, $0.001 par value, of the registrant’s common stock were outstanding.

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$24,898	$37,752
Restricted cash	13,893	12,362
Short-term investments	—	2,140
Accounts receivable, net of allowances for credit losses of $263 and $579 as of September 30, 2024 and December 31, 2023	27,970	19,256
Inventories	86,109	86,503
Prepaid expenses and other current assets	14,991	12,643
Total current assets	167,861	170,656
Property, plant and equipment, net	166,459	166,348
Operating lease right-of-use assets	2,451	2,799
Other assets	18,809	18,898
Total assets	$355,580	$358,701
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,780	$9,617
Accrued liabilities	11,941	19,019
Short-term loans	54,052	52,921
Total current liabilities	78,773	81,557
Noncurrent operating lease liabilities	1,993	2,351
Other long-term liabilities	8,595	5,647
Total liabilities	89,361	89,555
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	41,237	41,663
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2024 and December 31, 2023 (Liquidation preference of $8,008 and $7,875 as of September 30, 2024 and December 31, 2023)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 44,677 and 44,239 shares issued and outstanding as of September 30, 2024 and December 31, 2023	45	44
Additional paid-in capital	240,770	238,452
Accumulated deficit	(38,576)	(32,040)
Accumulated other comprehensive loss	(5,038)	(5,999)
Total AXT, Inc. stockholders’ equity	200,733	203,989
Noncontrolling interests	24,249	23,494
Total stockholders’ equity	224,982	227,483
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$355,580	$358,701

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$23,645	$17,366	$74,256	$55,366
Cost of revenue	17,963	15,500	54,828	46,675
Gross profit	5,682	1,866	19,428	8,691
Operating expenses:
Selling, general and administrative	5,650	5,667	17,656	17,439
Research and development	3,438	2,926	10,410	9,261
Total operating expenses	9,088	8,593	28,066	26,700
Loss from operations	(3,406)	(6,727)	(8,638)	(18,009)
Interest expense, net	(391)	(381)	(1,022)	(1,143)
Equity in income of unconsolidated joint ventures	1,007	369	2,495	2,344
Other income, net	529	223	2,052	1,282
Loss before provision (benefit) for income taxes	(2,261)	(6,516)	(5,113)	(15,526)
Provision (benefit) for income taxes	626	(101)	1,021	(92)
Net loss	(2,887)	(6,415)	(6,134)	(15,434)
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(50)	592	(402)	1,174
Net loss attributable to AXT, Inc.	$(2,937)	$(5,823)	$(6,536)	$(14,260)
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.07)	$(0.14)	$(0.15)	$(0.34)
Diluted	$(0.07)	$(0.14)	$(0.15)	$(0.34)
Weighted-average number of common shares outstanding:
Basic	43,157	42,638	43,079	42,574
Diluted	43,157	42,638	43,079	42,574

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net loss	$(2,887)	$(6,415)	$(6,134)	$(15,434)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	3,932	(580)	1,175	(6,938)
Change in unrealized gain on available-for-sale debt investments, net of tax	5	65	20	253
Total other comprehensive income (loss), net of tax	3,937	(515)	1,195	(6,685)
Comprehensive income (loss) attributable to AXT, Inc.	1,050	(6,930)	(4,939)	(22,119)
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(798)	701	(636)	2,396
Comprehensive income (loss) attributable to AXT, Inc.	$252	$(6,229)	$(5,575)	$(19,723)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,134)	$(15,434)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,736	6,424
Amortization of marketable securities premium	—	18
Stock-based compensation	2,344	2,718
Loss on disposal of equipment	—	18
Return of equity method investments as dividends	2,063	3,666
Equity in income of unconsolidated joint ventures	(2,495)	(2,344)
Deferred tax assets	(22)	122
Changes in operating assets and liabilities:
Accounts receivable	(8,526)	9,594
Inventories	1,134	(1,013)
Prepaid expenses and other current assets	(5,823)	1,909
Other assets	1,173	219
Accounts payable	3,043	(3,375)
Accrued liabilities	(1,387)	(1,742)
Other long-term liabilities	(5,488)	1,194
Net cash provided by (used in) operating activities	(13,382)	1,974
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,604)	(11,178)
Proceeds from sales and maturities of available-for-sale debt securities	2,160	7,423
Proceeds from sales of equity securities - 15% Jia Mei	—	827
Investments in non-marketable equity investments	(560)	(1,918)
Net cash used in investing activities	(4,004)	(4,846)
Cash flows from financing activities:
Proceeds from common stock options exercised	28	10
Proceeds from short-term bank loans	41,582	42,197
Payments on short-term bank loans	(42,295)	(40,673)
Proceeds from capital increase in subsidiary shares from noncontrolling interests	—	708
Proceeds from long-term loan	5,831	—
Payments on long-term loan	(643)	—
Net cash provided by financing activities	4,503	2,242
Effect of exchange rate changes on cash and restricted cash	1,560	(1,418)
Net decrease in cash and restricted cash	(11,323)	(2,048)
Cash and restricted cash at the beginning of the year	50,114	41,348
Cash and restricted cash at the end of the period	$38,791	$39,300
Supplemental disclosure of non-cash flow information:
Notes receivables paid to purchase fixed assets	$3,608	$—
Investment in subsidiary shares from noncontrolling interest	$—	$308
Consideration payable in connection with construction in progress, included in accrued liabilities	$149	$3,315

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

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 and June 30, 2024 filed with the SEC on May 10, 2024 and August 9, 2024, respectively.

The condensed consolidated financial statements include the accounts of AXT and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of September 30, 2024 and December 31, 2023, we have three companies accounted for by the equity method. In May 2023, we reduced our ownership in Emeishan Jia Mei High Purity Metals Co., Ltd. (“Jia Mei”) from 25% to 10% by selling a portion of our Jia Mei shares to a third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, as of May 2023, we no longer reported Jia Mei as an equity investment in our condensed consolidated balance sheets. Our Jia Mei investment was re-measured to fair value at the time of sale. Any future changes to the fair value are recognized through net income (“fair value method”). For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When warranted by favorable market conditions, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three and nine months ended September 30, 2024, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

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

In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei Quartz Co., Ltd. (“ChaoYang KaiMei”) (the “ChaoYang KaiMei Joint Venture Agreement”), which called for a total investment of approximately $7.6 million, of which Tongmei would fund approximately $3.0 million for a 40 percent ownership of ChaoYang KaiMei. In July 2022, Tongmei and the investors completed the initial funding of approximately $2.2 million. Tongmei’s portion of the investment was approximately $0.9 million. In January 2023, Tongmei made an investment of $0.9 million to ChaoYang KaiMei. In each of July 2023 and August 2023, Tongmei made an investment of approximately $0.6 million in ChaoYang KaiMei. In September 2023, Tongmei entered into another joint venture agreement with the same group of investors. This new agreement called for additional investment of approximately $5.6 million, with Tongmei committing to fund approximately $2.3 million. In December 2023, Tongmei made its initial additional investment of approximately $0.6 million in ChaoYang KaiMei, followed by additional investments of approximately $0.3 million each in June and July 2024. Tongmei’s ownership of ChaoYang KaiMei remained at 40% after these equity investments.

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

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and their subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of September 30, 2024, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. We remain the controlling stakeholder of Tongmei and hold a majority of the board of director positions of Tongmei. In June 2021, we sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5% owned by us, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests.

Note 2. Investments and Fair Value Measurements

Our investments consist of instruments with original maturities of more than three months. As of September 30, 2024 and December 31, 2023, our cash and debt investments are classified as follows (in thousands):

	September 30, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash and restricted cash	$38,791	$—	$—	$38,791	$50,114	$—	$—	$50,114
Investments (available-for-sale):
Certificates of deposit [1]	—	—	—	—	2,160	—	(20)	2,140
Total cash, restricted cash and investments	$38,791	$—	$—	$38,791	$52,274	$—	$(20)	$52,254
Contractual maturities on investments:
Due within 1 year [2]	$—			$—	$2,160			$2,140
	$—			$—	$2,160			$2,140
1.	Certificates of deposit with original maturities of more than three months.
2.	Classified as “Short-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of September 30, 2024, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2024	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$—	$—	$—	$—	$—	$—
Total in loss position	$—	$—	$—	$—	$—	$—

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

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash balance. As of September 30, 2024, $13.9 million was included in restricted cash in our condensed consolidated balance sheets.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method, included in “Other assets” in the condensed consolidated balance sheets, totaled $13.5 million and $12.5 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, there were three companies accounted for under the equity method. One of our equity investments, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), determined one of their equity investments was fully impaired and wrote the asset balance down to zero. This resulted in a $754,000 impairment charge in our second quarter 2023 financial results. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three and nine months ended September 30, 2024 and 2023.

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to a third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, we adopted the fair value method of accounting to report on the investment in Jia Mei. Our investments under the fair value method are reviewed for other-than-temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of September 30, 2024, our investments in this unconsolidated company had a carrying value of $551,000 and were included in “Other assets” in the condensed consolidated balance sheets. As a result of the share sale, we recognized a gain of $575,000. Additionally, in accordance with Accounting Standards Codification (“ASC”) 321-10-35-2, we adjusted the investment in Jia Mei to its fair value at the time of the sale, which resulted in a gain of $383,000. The gain resulting from the sale and the subsequent remeasurement was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the condensed consolidated statements of operations in the second quarter of 2023.

Fair Value Measurements

We invest primarily in certificates of deposits, corporate bonds and notes, government securities and money market accounts. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of September 30, 2024 and December 31, 2023, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. ASC 820, Fair Value Measurements and Disclosures, establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily- available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of September 30, 2024, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three and nine months ended September 30, 2024. There have been no transfers between fair value measurements levels during the three and nine months ended September 30, 2024.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2024 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments:
Certificates of deposit	$—	$—	$—	$—
Total	$—	$—	$—	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or fair value method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three and nine months ended September 30, 2024 and 2023, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2024	2023
Inventories:
Raw materials	$30,535	$32,910
Work in process	52,676	50,008
Finished goods	2,898	3,585
	$86,109	$86,503

As of September 30, 2024 and December 31, 2023, carrying values of inventories were net of inventory reserves of $23.2 million and $21.9 million, respectively, for excess and obsolete inventory and $68,000 and $78,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	September 30,	December 31,
	2024	2023
Property, plant and equipment:
Machinery and equipment, at cost	$68,288	$65,918
Less: accumulated depreciation and amortization	(44,429)	(42,112)
Building, at cost	142,371	125,786
Less: accumulated depreciation and amortization	(26,463)	(23,339)
Leasehold improvements, at cost	7,828	7,596
Less: accumulated depreciation and amortization	(6,446)	(5,984)
Construction in progress	25,310	38,483
	$166,459	$166,348

As of September 30, 2024, the balance of construction in progress was $25.3 million, of which $18.5 million was related to our buildings in our new Dingxing and Kazuo locations, $2.3 million was for manufacturing equipment purchases not yet placed in service and $4.5 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2023, the balance of construction in progress was $38.5 million, of which $31.2 million was for our buildings in our new Dingxing and Kazuo locations, $3.1 million was for manufacturing equipment purchases not yet placed in service and $4.2 million was for our construction in progress for our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2024	2023
Preferred stock dividends payable	$2,901	$2,901
Payable in connection with construction in progress	1,481	7,249
Accrued compensation and related charges	1,135	3,707
Accrued professional services	947	868
Accrued income taxes	654	—
Other tax payable	564	493
Current portion of operating lease liabilities	488	458
Accrued product warranty	392	703
Advances from customers	367	305
Other personnel-related costs	336	286
Accrual for sales returns	45	39
Other accrued liabilities	2,631	2,010
	$11,941	$19,019

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

In September 2022, our consolidated subsidiary, ChaoYang LiMei completed the sale of land and its attached buildings to our equity investment entity, ChaoYang KaiMei, for a total consideration of $1.5 million. In January 2023, ChaoYang KaiMei paid to ChaoYang LiMei $1.5 million. As of September 30, 2024, $0 million was included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

Our Related Party Transactions Policy seeks to prohibit all conflicts of interest in transactions between related parties and us, unless they have been approved by our Board of Directors. This policy applies to all of our employees, directors, and our consolidated subsidiaries. Our executive officers retain board seats on the board of directors of the companies in which we have invested in our PRC joint ventures. See Note 7 for further details.

Note 7. Investments in Privately-Held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain strategy.

As of September 30, 2024, the investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership *
Company	2024	2023	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	3,122	3,122	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$14,211	$14,211

Beijing JiYa Semiconductor Material Co., Ltd.	$4,681	3,806	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	4,969	5,516	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	3,883	3,154	Equity	***** 40%
	$13,533	$12,476

Emeishan Jia Mei High Purity Metals Co., Ltd.	551	551	Fair value	****** 10%
	$551	$551

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and their subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of September 30, 2024, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

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

The Jia Mei investment is reviewed for other-than-temporary declines in value on a quarterly basis. We did not record any other-than-temporary impairment charges for Jia Mei investment during the three and nine months ended September 30, 2024.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $13.5 million and $12.5 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, our ownership interests in ChaoYang KaiMei, JiYa, Xiaoyi XingAn Gallium Co., Ltd (“Xiaoyi XingAn”) and Jia Mei were 40%, 39%, 25%, and 10%, respectively. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity investment entities had the following summarized statements of operations information (in thousands) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue	$10,473	$8,834	$27,915	$24,486
Gross profit	$4,876	$2,620	$12,966	$8,174
Operating income	$4,135	$1,962	$11,541	$7,134
Net income	$3,443	$1,449	$8,624	$6,307

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was an income of $1.0 million and $0.4 million, respectively, for the three months ended September 30, 2024 and 2023. Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $2.5 million and $1.4 million, respectively, for the nine months ended September 30, 2024 and 2023. In the condensed consolidated statements of operations, the "Equity in income of unconsolidated joint ventures" included a gain of $958,000 from the Jia Mei sale, resulting in an income of $2.3 million for the nine months ended September 30, 2023.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and nine months ended September 30, 2024 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2023	$3,532	$44	$238,452	$(32,040)	$(5,999)	$203,989	$23,494	$227,483
Common stock options exercised	—	—	20	—	—	20	—	20
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	(24)	—	—	(24)	13	(11)
Stock-based compensation	—	—	614	—	—	614	—	614
Tongmei stock-based compensation	—	—	195	—	—	195	—	195
Net loss	—	—	—	(2,083)	—	(2,083)	106	(1,977)
Other comprehensive loss	—	—	—	—	(1,627)	(1,627)	(187)	(1,814)
Balance as of March 31, 2024	$3,532	$44	$239,257	$(34,123)	$(7,626)	$201,084	$23,426	$224,510
Common stock options exercised	—	—	5	—	—	5	—	5
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	(15)	—	—	(15)	7	(8)
Stock-based compensation	—	—	621	—	—	621	—	621
Tongmei stock-based compensation	—	—	94	—	—	94	—	94
Net loss	—	—	—	(1,516)	—	(1,516)	316	(1,200)
Other comprehensive loss	—	—	—	—	(601)	(601)	(69)	(670)
Balance as of June 30, 2024	$3,532	$44	$239,962	$(35,639)	$(8,227)	$199,672	$23,680	$223,352
Common stock options exercised	—	1	2	—	—	3	—	3
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	(14)	—	—	(14)	7	(7)
Stock-based compensation	—	—	723	—	—	723	—	723
Tongmei stock-based compensation	—	—	97	—	—	97	—	97
Net loss	—	—	—	(2,937)	—	(2,937)	190	(2,747)
Other comprehensive income	—	—	—	—	3,189	3,189	372	3,561
Balance as of September 30, 2024	$3,532	$45	$240,770	$(38,576)	$(5,038)	$200,733	$24,249	$224,982

Net income (loss) and Other comprehensive income (loss) attributable to redeemable noncontrolling interests were ($140,000) and $376,000, respectively, for the three months ended September 30, 2024 and ($210,000) and $118,000, respectively, for the nine months ended September 30, 2024 and are not shown in the table above.

The changes in stockholders’ equity by component for the three and nine months ended September 30, 2023 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2022	$3,532	$44	$235,308	$(14,159)	$(3,118)	$221,607	$23,293	$244,900
Common stock options exercised	—	—	8	—	—	8	—	8
Investment in subsidiary with noncontrolling interest	—	—	(36)	—	—	(36)	239	203
Investment in subsidiary with redeemable noncontrolling interest	—	—	(36)	—	—	(36)	—	(36)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	33	—	—	33	(16)	17
Stock-based compensation	—	—	717	—	—	717	—	717
Tongmei stock-based compensation	—	—	198	—	—	198	—	198
Net loss	—	—	—	(3,348)	—	(3,348)	(169)	(3,517)
Other comprehensive income	—	—	—	—	858	858	70	928
Balance as of March 31, 2023	$3,532	$44	$236,192	$(17,507)	$(2,260)	$220,001	$23,417	$243,418
Common stock options exercised	—	—	2	—	—	2	—	2
Investment in subsidiary with noncontrolling interest	—	—	(74)	—	—	(74)	380	306
Investment in subsidiary with redeemable noncontrolling interest	—	—	(75)	—	—	(75)	—	(75)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	31	—	—	31	(14)	17
Stock-based compensation	—	—	720	—	—	720	—	720
Tongmei stock-based compensation	—	—	192	—	—	192	—	192
Net income (loss)	—	—	—	(5,089)	—	(5,089)	38	(5,051)
Other comprehensive income (loss)	—	—	—	—	(5,915)	(5,915)	(623)	(6,538)
Balance as of June 30, 2023	$3,532	$44	$236,988	$(22,596)	$(8,175)	$209,793	$23,198	$232,991
Common stock options exercised	—	—	—	—	—	—	—	—
Investment in subsidiary with noncontrolling interest	—	—	(43)	—	—	(43)	242	199
Investment in subsidiary with redeemable noncontrolling interest	—	—	(44)			(44)	—	(44)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	(139)	—	—	(139)	68	(71)
Stock-based compensation	—	—	703	—	—	703	—	703
Tongmei stock-based compensation	—	—	188	—	—	188	—	188
Net loss	—	—	—	(5,823)	—	(5,823)	(236)	(6,059)
Other comprehensive income (loss)	—	—	—	—	(406)	(406)	(54)	(460)
Balance as of September 30, 2023	$3,532	$44	$237,653	$(28,419)	$(8,581)	$204,229	$23,218	$227,447

Net loss and Other comprehensive income attributable to redeemable noncontrolling interests were $356,000 and $55,000, respectively, for the three months ended September 30, 2023, and $807,000 and $615,000, respectively, for the nine months ended September 30, 2023 and are not shown in the table above.

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased from 2016 through 2023. During the three and nine months ended September 30, 2024, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2024, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenue	$73	$102	$246	$310
Selling, general and administrative	623	639	1,702	1,926
Research and development	124	150	396	482
Net effect on net loss	$820	$891	$2,344	$2,718

As of September 30, 2024, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was $0. We did not capitalize any stock-based compensation to inventory as of September 30, 2024 and December 31, 2023 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. There were no options granted in the three and nine months ended September 30, 2024 and 2023.

The following table summarizes the stock option transactions during the nine months ended September 30, 2024 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2024	1,198	$5.10	4.09	$14
Granted	—	—
Exercised	(12)	2.24
Canceled and expired	—	—
Balance as of September 30, 2024	1,186	$5.13	3.38	$13
Options vested as of September 30, 2024 and unvested options expected to vest, net of forfeitures	1,186	$5.13	3.38	$13
Options exercisable as of September 30, 2024	1,186	$5.13	3.38	$13

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $2.42 on September 30, 2024, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2024 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2024	1,220	$3.75
Granted	204	$3.08
Vested	(166)	$5.04
Forfeited	(4)	$3.29
Non-vested as of September 30, 2024	1,254	$3.47

As of September 30, 2024, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.0 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.1 years.

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

A summary of the status of our unvested at-risk, performance shares as of September 30, 2024 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2024	38	$15.37
Granted (1)	226	$2.28
Vested	—	$—
Forfeited	—	$—
Non-vested as of September 30, 2024	264	$4.16

(1)	The number of shares presented is based on achieving 150% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

As of September 30, 2024, there was $0.3 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.3 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to AXT, Inc.	$(2,937)	$(5,823)	$(6,536)	$(14,260)
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net loss available to common stockholders	$(2,981)	$(5,867)	$(6,668)	$(14,392)
Denominator:
Denominator for basic net loss per share - weighted-average common shares	43,157	42,638	43,079	42,574
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock awards	—	—	—	—
Denominator for dilutive net loss per common shares	43,157	42,638	43,079	42,574
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.07)	$(0.14)	$(0.15)	$(0.34)
Diluted	$(0.07)	$(0.14)	$(0.15)	$(0.34)

Options excluded from diluted net loss per share as the impact is anti-dilutive	1,186	1,200	1,186	1,200
Restricted stock excluded from diluted net loss per share as the impact is anti-dilutive	1,518	1,006	1,518	1,006

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2024 and December 31, 2023, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product Type:
Substrates	$15,007	$10,385	$51,655	$34,901
Raw Materials and Other	8,638	6,981	22,601	20,465
Total	$23,645	$17,366	$74,256	$55,366

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Geographical region:
China	$13,807	$10,307	$42,271	$28,698
Taiwan	2,140	2,491	10,142	6,369
Japan	1,623	558	3,409	3,489
Asia Pacific (excluding China, Taiwan and Japan)	797	894	2,307	2,722
Europe (primarily Germany)	2,720	2,407	11,134	8,992
North America (primarily the United States)	2,558	709	4,993	5,096
Total	$23,645	$17,366	$74,256	$55,366

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Long-lived assets by geographic region, net of depreciation:
North America	$1,423	$1,631
China	167,487	167,516
	$168,910	$169,147

Significant Customers

No customer represented 10% of our revenue for the three months ended September 30, 2024 and 2023. Our top five customers, although not the same five customers for each period, represented 29% and 31% of our revenue for the three months ended September 30, 2024 and 2023, respectively.

No customer represented 10% of our revenue for the nine months ended September 30, 2024 and 2023. Our top five customers, although not the same five customers for each period, represented 30% and 25% of our revenue for the nine months ended September 30, 2024 and 2023, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for more than 10% of our accounts receivable balance as of September 30, 2024, and no customer accounted for more than 10% of our accounts receivable balance as of December 31, 2023.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning accrued product warranty	$421	$852	$703	$669
Accruals for warranties issued	94	104	282	762
Adjustments related to pre-existing warranties including expirations and changes in estimates	9	21	(251)	(18)
Cost of warranty repair	(132)	(101)	(342)	(537)
Ending accrued product warranty	$392	$876	$392	$876

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of September 30, 2024, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

On May 6, 2024, a shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities, against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The court transferred the case to the Northern District of California, where our headquarters is located. A lead plaintiff has been appointed and an amended complaint was filed. The amended complaint asserts a putative class period from March 24, 2021 and April 3, 2024, inclusive (the “Class Period”). The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and seeks unspecified monetary relief, interest, and attorneys’ fees. The motion to dismiss is due on November 8, 2024.

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by a shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, current directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant. The complaint asserts that the defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. The motion to dismiss is due on November 15, 2024.

It is not possible at this time to reasonably assess the final outcomes of these litigations or reasonably to estimate the possible loss or range of loss with respect to these litigations. Management believes these claims to be meritless and intends to vigorously defend against them.

Note 13. Other Income (expense), Net

Other income (expense), net for the three months ended September 30, 2024 and 2023, includes a grant of $0.5 million and $0.1 million, respectively, from government agencies as awards for technological innovation and job creation. Other income (expense), net for the nine months ended September 30, 2024 and 2023, includes a grant of $1.9 million and $1.9 million, respectively, from government agencies as awards for technological innovation and job creation.

In addition, we incurred a foreign currency transaction exchange gain of $800 and $146,000 for the three months ended September 30, 2024 and 2023, respectively. We incurred a foreign currency transaction exchange gain of $101,000 and a loss of $57,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and nine months ended September 30, 2024 includes no interest and penalties. As of September 30, 2024, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and nine months ended September 30, 2024 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of September 30, 2024. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Contract liabilities	$367	$305

During the three and nine months ended September 30, 2024, the Company recognized $9,000 and $163,000, respectively, of revenue that was included in the contract balances as of December 31, 2023. During the three and nine months ended September 30, 2023, the Company recognized $1,000 and $278,000, respectively, of revenue that was included in the contract balances as of December 31, 2022.

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

Note 16. Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Short-term loans” in our condensed consolidated balance sheets. The following table represents short-term bank loans as of September 30, 2024 and December 31, 2023 (in thousands, except interest rate data):

		Loan	Interest			December 31,	September 30,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2023	2024
Tongmei	Bank of China (1)	$1,848	3.5%	January-23	January-24	$1,795	$-
		2,184	2.8%	March-23	March-24	2,118	-
		376	2.7%	September-23	September-24	386	-
		876	3.5%	November-23	November-24	876	884
		1,003	3.5%	November-23	November-24	1,003	1,012
	Bank of China (2)	2,911	3.5%	January-23	January-24	2,825	-
		2,770	3.0%	January-24	January-25	-	2,851
	Bank of China (5)	1,426	2.4%	September-24	September-25	-	1,426
	Bank of Communications (1)	1,455	3.3%	January-23	January-24	1,414	-
		1,380	3.8%	May-23	May-24	1,414	-
		1,373	3.8%	July-23	May-24	1,414	-
		1,376	3.0%	May-24	May-25	-	1,426
		2,480	3.0%	June-24	May-25	-	2,566
	China Merchants Bank (1)	4,367	3.7%	January-23	January-24	4,235	-
		1,386	3.5%	January-24	January-25	-	1,426
		692	3.5%	February-24	February-25	-	713
		692	3.5%	April-24	April-25	-	713
	Bank of Beijing (3)	2,290	4.2%	January-23	January-24	2,220	-
		3,541	3.2%	June-23	May-24	3,626	-
		1,380	3.2%	June-23	February-24	1,414	-
		1,414	3.0%	December-23	December-24	1,414	1,426
		3,600	3.0%	March-24	February-25	-	3,706
		1,386	3.0%	March-24	December-24	-	1,426
		3,580	3.0%	June-24	June-25	-	3,706
	Industrial Bank (1)	2,757	4.3%	June-23	June-24	2,825	-
		2,744	4.3%	July-23	July-24	2,825	-
		2,744	4.3%	September-23	September-24	2,825	-
		2,851	3.9%	September-24	September-25	-	2,851
	NingBo Bank (1)	2,744	4.2%	August-23	September-24	2,820	-
		1,271	4.3%	November-23	November-24	1,271	1,284
		2,825	4.3%	December-23	December-24	2,825	2,851
		1,647	4.3%	January-24	January-25	-	1,700
		1,258	4.3%	May-24	March-25	-	1,303
	Industrial and Commercial Bank of China (1)	2,744	3.3%	September-23	September-24	2,825	-
		2,851	3.3%	September-24	September-25	-	2,851
	NanJing Bank (1)	2,752	3.8%	October-23	October-24	2,752	2,779
	China Citic Bank (1)	2,752	3.0%	June-24	June-25	-	2,851
		2,851	2.9%	July-24	July-25	-	2,851
		1,426	2.9%	September-24	September-25	-	1,426
BoYu	Industrial and Commercial Bank of China (4)	1,414	2.7%	December-23	December-24	1,414	-
	Industrial and Commercial Bank of China (1)	1,426	2.8%	September-24	September-25	-	1,426
	Bank of China (1)	1,204	2.4%	January-23	January-24	849	-
		1,145	2.3%	September-24	September-25	-	1,145
	NingBo Bank (1)	1,414	3.3%	November-23	May-24	1,414	-
		1,376	3.0%	May-24	November-24	-	1,426
		1,145	3.2%	July-24	October-24	-	1,140
	Industrial Bank (1)	688	3.6%	September-23	September-24	708	-
	Bank of Communications (1)	1,414	3.0%	November-23	May-24	1,414	-
		275	3.0%	May-24	May-25	-	285
	NanJing Bank (1)	1,386	3.5%	January-24	January-25	-	1,426
	Loan Balance					$52,921	$52,876

Collateral for the above bank loans and line of credit

(1)	Not collateralized.
(2)	ChaoYang LiMei time deposit.
(3)	AXT time deposit.
(4)	BoYu’s land use rights and its building located at its facility in Tianjin, China. In addition, the December 2023 loan attracts a guarantee fee amounting to 0.7% of the loan amount.
(5)	Baoding Tongmei’s land use rights and its building located at its facility in Dingxing, China. In addition, the loan attracts a guarantee fee amounting to 1.0% of the loan amount.

Long-term Loans

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit.

The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction projects. As of September 30, 2024, $5.4 million is included in “Other long-term liabilities” and $428,000 is included in “Short-term loans” in our consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of September 30, 2024, $965,000 associated with this financing arrangement is included in “Other long-term liabilities” and $748,000 is included in “Short-term loans” in our consolidated balance sheets.

As of September 30, 2024, the maturities of our long-term loan liabilities in five years (excluding short-term loans) are as follows (in thousands):

Maturity of long-term loans
2025	$321
2026	1,354
2027	998
2028	1,283
2029	2,442

In summary, short-term loans of $54.1 million included under “Short-term loans” in our condensed consolidated balance sheet at September 30, 2024, consisted of $52.9 million of short-term bank loans and $1.2 million of the current portion of long-term debt. Long-term loans of $6.4 million included under “Other long-term liabilities” in our condensed consolidated balance sheet at September 30, 2024 consisted of $5.4 million in a five-year bank loan and $1.0 million in a loan secured by ChaoYang XinMei.

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

As of September 30, 2024, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2024	$149
2025	607
2026	621
2027	635
2028	617
Thereafter	156
Total minimum lease payments	2,785
Less: Interest	(304)
Present value of lease obligations	2,481
Less: Current portion, included in accrued liabilities	(488)
Long-term portion of lease obligations	$1,993

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	4.47	5.22
Weighted-average discount rate	5.13%	5.14%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$441	$432

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease	$153	$136	$459	$393
Short-term lease expense	46	36	129	107
Total	$199	$172	$588	$500

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

The components of the change in redeemable noncontrolling interests for the nine months ended September 30, 2024 are presented in the following table (in thousands):

Balance as of January 1, 2024	$41,663
Equity issuance costs incurred	(843)
Stock-based compensation attributable to redeemable noncontrolling interests	29
Net loss attributable to redeemable noncontrolling interests	(210)
Effect of foreign currency translation on redeemable noncontrolling interests	480
Effect of foreign currency translation attributable to redeemable noncontrolling interests	118
Balance as of September 30, 2024	$41,237

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

Note 20. Subsequent Event

In October and November 2024, the Company secured a total of $5.7 million in new one-year bank loans with interest rates ranging from 2.4% to 3.9%. Of the $5.7 million, $3.6 million is unsecured, while the remaining $2.1 million is collateralized by Baoding Tongmei’s real estate. In October and November 2024, the Company repaid $6.1 million of existing loans. The loan repayments also led to a reduction in restricted cash by $1.4 million.

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

The following organization chart depicts the consolidated structure as of September 30, 2024;

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 6% of our revenue derives from importing our wafers into the United States and we expect the volume to increase. For the nine months ended September 30, 2024 and 2023, we paid approximately $569,000 and $768,000, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We licensed to our PRC subsidiaries intellectual property and received from our PRC subsidiaries royalty payments or one-time fees. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. In the past, we sold to our PRC subsidiaries capital equipment that we purchased at the request of our PRC subsidiaries and for which we were reimbursed by the applicable PRC subsidiary. In recent years, Tongmei purchases capital equipment from suppliers in Taiwan, Japan, China, Europe or South Korea. Third, our PRC subsidiaries and PRC joint ventures pay dividends to entities within the Company’s corporate structure. For the nine months ended September 30, 2024, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $2.1 million. For the year ended December 31, 2023, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $4.3 million. For the year ended December 31, 2023, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0. All of these distributions were paid to our PRC subsidiaries and the minority shareholders. For the nine months ended September 30, 2024 and the year ended December 31, 2023, no transfers, dividends, or distributions were made between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute earnings to our investors under our corporate structure.

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

In accordance with ASC 326-20’s current expected credit loss impairment model, we exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of September 30, 2024 and December 31, 2023, our accounts receivable, net balance was $28.0 million and $19.3 million, respectively, which was net of an allowance of $263,000 and $579,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2024 and December 31, 2023, accrued product warranties totaled $392,000 and $703,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2024 and December 31, 2023, we had an inventory reserve of $23.2 million and $21.9 million, respectively, for excess and obsolete inventory and $68,000 and $78,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

For the year ended December 31, 2023, one of our PRC joint venture raw material companies assessed one of its equity investments was fully impaired. We also divested our equity investment in a PRC joint venture. The impairment and divesture resulted in a total of $1.9 million in impairment charges in our financial results for the year ended December 31, 2023. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three and nine months ended September 30, 2024 and 2023.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of September 30, 2024, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2024 and 2023.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to be an ongoing pandemic. In March 2020, the President of the United States declared the COVID-19 outbreak a national emergency. For much of the three months ended March 31, 2020, our manufacturing facilities in China were operating at reduced staffing levels to limit the risk of COVID-19 exposure for our employees. In addition, the Chinese government authorities took a number of actions, which included, among others, lockdowns in China which reduced availability of air transport, port closures, and increased border controls or closures, travel restrictions between China and the U.S. to contain the spread of COVID-19. As of 2023, China has lifted all COVID-19 restrictions, allowing us to return to full staffing levels at all three manufacturing locations in China. On May 5, 2023, the World Health Organization declared that COVID-19 no longer constitutes a public health emergency of international concern. However, the extent of the impact of COVID-19 on our results of operations in the future will be dependent on future developments such as, among others, the potential resurgence of COVID-19, the frequency, duration and extent of outbreaks of COVID-19, future actions we or the authorities may take in response to these developments, all of which remain highly uncertain and unpredictable. There is no assurance that we will be able to adjust our business operations to adapt to such developments in the future.

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended

	September 30,		Increase		September 30,		Increase
	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

Product Type:	($ in thousands)				($ in thousands)
Substrates	$15,007	$10,385	$4,622	44.5%	$51,655	$34,901	$16,754	48.0%
Raw materials and other	8,638	6,981	1,657	23.7%	22,601	20,465	2,136	10.4%
Total revenue	$23,645	$17,366	$6,279	36.2%	$74,256	$55,366	$18,890	34.1%

Revenue increased $6.3 million, or 36.2%, to $23.6 million for the three months ended September 30, 2024 from $17.4 million for the three months ended September 30, 2023. The substrate revenue increase for the three months ended September 30, 2024 as compared to the same period in 2023 was primarily the result of higher demand for GaAs wafer substrates due to increased demand across a number of applications and higher demand for InP wafer substrates reflecting strong growth from data center applications and continued improvement in passive optical networks and higher demand for Ge wafer substrates in China. Raw materials sales increased $1.7 million, or 23.7%, to $8.6 million for the three months ended September 30, 2024 as compared to the same period in 2023. The increase in raw materials revenue for the three months ended September 30, 2024 as compared to the same period in 2023 was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand and from the sale of recycled materials.

Revenue increased $18.9 million, or 34.1%, to $74.3 million for the nine months ended September 30, 2024 from $55.4 million for the nine months ended September 30, 2023. The substrate revenue increase for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily the result of higher demand for GaAs wafer substrates due to increased demand across a number of applications and higher demand for InP wafer substrates reflecting strong growth from data center applications and continued improvement in passive optical networks and higher demand for Ge wafer substrates in China. Raw materials sales increased $2.1 million, or 10.4%, to $22.6 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase in raw materials revenue for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand.

Revenue by Geographic Region

	Three Months Ended		2023 to 2024
	September 30,		Increase
	2024	2023	(Decrease)	% Change

	($ in thousands)
China	$13,807	$10,307	$3,500	34.0%
% of total revenue	58%	60%
Taiwan	2,140	2,491	(351)	(14.1)%
% of total revenue	9%	14%
Japan	1,623	558	1,065	190.9%
% of total revenue	7%	3%
Asia Pacific (excluding China, Taiwan and Japan)	797	894	(97)	(10.9)%
% of total revenue	3%	5%
Europe (primarily Germany)	2,720	2,407	313	13.0%
% of total revenue	12%	14%
North America (primarily the United States)	2,558	709	1,849	260.8%
% of total revenue	11%	4%
Total revenue	$23,645	$17,366	$6,279	36.2%

Revenue in China increased $3.5 million for the three months ended September 30, 2024, primarily due to higher demand for our InP, GaAs and Ge wafer substrates and refined gallium and pBN crucibles sold by two of our consolidated subsidiaries. Revenue in Taiwan decreased $0.4 million, primarily due to lower demand for our InP and Ge wafer substrates, partially offset by higher demand for our GaAs wafer substrates. Revenue in Japan increased $1.1 million, primarily due to higher demand for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific decreased $97,000, primarily due to decreased demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe increased $0.3 million, primarily due to increased demand for our GaAs, partially offset by lower demand for our Ge and InP wafer substrates. Revenue in North America increased $1.8 million, primarily due to higher demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our GaAs and Ge wafer substrates.

	Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)	% Change

	($ in thousands)
China	$42,271	$28,698	$13,573	47.3%
% of total revenue	57%	52%
Taiwan	10,142	6,369	3,773	59.2%
% of total revenue	14%	12%
Japan	3,409	3,489	(80)	(2.3)%
% of total revenue	4%	6%
Asia Pacific (excluding China, Taiwan and Japan)	2,307	2,722	(415)	(15.2)%
% of total revenue	3%	5%
Europe (primarily Germany)	11,134	8,992	2,142	23.8%
% of total revenue	15%	16%
North America (primarily the United States)	4,993	5,096	(103)	(2.0)%
% of total revenue	7%	9%
Total revenue	$74,256	$55,366	$18,890	34.1%

Revenue in China increased $13.6 million for the nine months ended September 30, 2024, primarily due to higher demand for our GaAs, InP and Ge wafer substrates and refined gallium and pBN crucibles sold by two of our consolidated subsidiaries. Revenue in Taiwan increased $3.8 million, primarily due to higher demand for our GaAs and InP wafer substrates, partially offset by lower demand for our Ge wafer substrates. Revenue in Japan decreased $80,000 primarily due to lower demand for our GaAs wafer substrates and refined gallium sold by one of our consolidated subsidiaries, partially offset by higher demand for pBN crucibles sold by one of our consolidated subsidiaries and for our InP wafer substrates. Revenue in Asia Pacific decreased by $0.4 million, primarily due to decreased demand for our InP, Ge and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by higher demand for refined gallium sold by one of our consolidated subsidiaries. Revenue in Europe increased by $2.1 million primarily due to higher demand for our GaAs and InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our Ge wafer substrates and for raw gallium sold by one of our consolidated subsidiaries. Revenue in North America decreased by $0.1 million primarily due to lower demand for our GaAs and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by higher demand for our InP wafer substrates.

Gross Profit

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Gross profit	$5,682	$1,866	$3,816	204.5%	$19,428	$8,691	$10,737	123.5%
Gross Profit %	24.0%	10.7%			26.2%	15.7%

Gross profit increased $3.8 million, or 204.5%, to $5.7 million for the three months ended September 30, 2024 from $1.9 million for the three months ended September 30, 2023. The increase in gross profit is the result of higher revenue for our wafer substrates. Gross margin as a percentage of revenue increased due to higher unit volume across all wafer substrate and a favorable shift in product mix.

Gross profit increased $10.7 million, or 123.5%, to $19.4 million for the nine months ended September 30, 2024 from $8.7 million for the nine months ended September 30, 2023. The increase in gross profit is the result of higher revenue across all product lines. Gross margin as a percentage of revenue increased due to higher unit volume across all product lines, and a shift in product mix had a positive impact on gross margin.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$5,650	$5,667	$(17)	(0.3)%	$17,656	$17,439	$217	1.2%
% of total revenue	23.9%	32.6%			23.8%	31.5%

Selling, general and administrative expenses decreased $17,000, or 0.3%, to $5.7 million for the three months ended September 30, 2024 from $5.7 million for the three months ended September 30, 2023. The lower selling, general and administrative expenses were primarily from a decrease in compensation related expenses and bad debt expense, partially offset by higher legal and professional service expenses.

Selling, general and administrative expenses increased $217,000, or 1.2%, to $17.7 million for the nine months ended September 30, 2024 from $17.4 million for the nine months ended September 30, 2023. The higher selling, general and administrative expenses were primarily from an increase in legal and professional service expenses, partially offset by a decrease in compensation related expenses.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Research and development	$3,438	$2,926	$512	17.5%	$10,410	$9,261	$1,149	12.4%
% of total revenue	14.5%	16.8%			14.0%	16.7%

Research and development expenses increased $0.5 million, or 17.5%, to $3.4 million for the three months ended September 30, 2024 from $2.9 million for the three months ended September 30, 2023. The increase in research and development expenses for the three months ended September 30, 2024 was primarily due to higher development expenses for crystal ingot processing.

Research and development expenses increased $1.1 million, or 12.4%, to $10.4 million for the nine months ended September 30, 2024 from $9.3 million for the nine months ended September 30, 2023. The increase in research and development expenses for the nine months ended September 30, 2024 was primarily due to higher development expenses for crystal ingot processing.

Interest Expense, Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Interest expense, net	$391	$381	$10	2.6%	$1,022	$1,143	$(121)	(10.6)%
% of total revenue	1.7%	2.2%			1.4%	2.1%

Interest expense, net increased $10,000, or 2.6%, to $391,000 for the three months ended September 30, 2024 from $381,000 for the three months ended September 30, 2023. Interest expense, net increased primarily due to lower interest income during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Interest expense, net decreased $121,000, or 10.6%, to $1.0 million for the nine months ended September 30, 2024 from $1.1 million for the nine months ended September 30, 2023. Interest expense, net decreased primarily due to increased interest income during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Equity in Income of Unconsolidated Joint Ventures

	Three Months Ended				Nine Months Ended
	September 30,		Equity in Income		September 30,		Equity in Income
	2024	2023	Change	% Change	2024	2023	Change	% Change

	($ in thousands)				($ in thousands)
Equity in income of unconsolidated joint ventures	$1,007	$369	$638	172.9%	$2,495	$2,344	$151	6.4%
% of total revenue	4.3%	2.1%			3.4%	4.2%

The equity in income of unconsolidated joint venture companies was income of $1.0 million for the three months ended September 30, 2024 as compared to income of $0.4 million for the three months ended September 30, 2023. The increase in income of $0.6 million is primarily due to strong performance in unconsolidated joint ventures.

The equity in income of unconsolidated joint venture companies was income of $2.5 million for the nine months ended September 30, 2024 as compared to income of $2.3 million for the nine months ended

September 30, 2023. The increase in income of $0.2 million is primarily due to strong performance in unconsolidated joint ventures.

Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Other Income		September 30,		Other Income
	2024	2023	Change	% Change	2024	2023	Change	% Change

	($ in thousands)				($ in thousands)
Other income, net	$529	$223	$306	137.2%	$2,052	$1,282	$770	60.1%
% of total revenue	2.2%	1.3%			2.8%	2.3%

Other income, net increased $306,000, or 137.2%, to an income of $529,000 for the three months ended September 30, 2024 from an income of $223,000 for the three months ended September 30, 2023. Other income, net increased primarily due to an increase in government grants.

Other income, net increased $770,000, or 60.1%, to an income of $2.1 million for the nine months ended September 30, 2024 from an income of $1.3 million for the nine months ended September 30, 2023. Other income, net increased primarily due to an increase in government grants.

Provision (benefit) for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Provision (benefit) for income taxes	$626	$(101)	$727	719.8%	$1,021	$(92)	$1,113	1,209.8%
% of total revenue	2.6%	(0.6)%			1.4%	(0.2)%

Provision (benefit) for income taxes increased $727,000, or 719.8%, to a provision of $626,000 for the three months ended September 30, 2024 as compared to a benefit of $101,000 for the three months ended September 30, 2023. The tax expense recorded for the three months ended September 30, 2024 is the result of both foreign taxes and domestic taxes. Provision for income taxes increased $1,113,000, or 1,209.8%, to $1,021,000 for the nine months ended September 30, 2024 as compared to a benefit of $92,000 for the nine months ended September 30, 2023. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

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

Net (Income) loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Net (income) loss attributable to		Nine Months Ended		Net (income) loss attributable to
			noncontrolling interests and				noncontrolling interests and
	September 30,		redeemable noncontrolling interests		September 30,		redeemable noncontrolling interests
	2024	2023	Change	% Change	2024	2023	Change	% Change

	($ in thousands)				($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(50)	$592	$(642)	(108.4)%	$(402)	$1,174	$(1,576)	(134.2)%
% of total revenue	(0.2)%	3.4%			(0.5)%	2.1%

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests increased $642,000 or 108.4% to a gain of $50,000 for the three months ended September 30, 2024, from a loss of $592,000 for the three months ended September 30, 2023, primarily due to higher profitability from our PRC subsidiaries as sales increased.

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests increased $1.6 million, or 134.2%, to an income of $402,000 for the nine months ended September 30, 2024, from a loss of $1.2 million for the nine months ended September 30, 2023, primarily due to higher profitability from our PRC subsidiaries as sales increased.

Liquidity and Capital Resources

We consider cash and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of September 30, 2024, our principal source of liquidity was $38.8 million, which consisted of cash of $24.9 million and restricted cash of $13.9 million. In the nine months ended September 30, 2024, cash and restricted cash decreased by $11.3 million and investments decreased by $2.1 million. The decrease in cash and restricted cash of $11.3 million in the nine months ended September 30, 2024 was primarily due to net cash used in operating activities of $13.4 million and net cash used in investing activities of $4.0 million, partially offset by net cash provided by financing activities of $4.5 million and the effect of exchange rate changes of $1.6 million. As of September 30, 2024, we and our PRC subsidiaries held approximately $33.8 million in cash and investments in foreign bank accounts.

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

Net cash used in operating activities of $13.4 million for the nine months ended September 30, 2024 was primarily comprised of a net change of $15.9 million in operating assets and liabilities, a net loss before income attributable to noncontrolling interest and redeemable noncontrolling interests of $6.1 million, and income from equity method investments of $2.5 million, partially offset by the adjustment for non-cash items of depreciation and amortization of $6.7 million, stock-based compensation of $2.3 million and return of equity method investments as dividends of $2.1 million.

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

Net cash used in investing activities of $4.0 million for the nine months ended September 30, 2024 was primarily from the purchase of property, plant and equipment of $5.6 million, and investment in non-marketable equity investments of $0.6 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $2.2 million.

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

Net cash provided by financing activities was $4.5 million for the nine months ended September 30, 2024, which consisted of proceeds from short-term loans of $41.6 million, long-term loan of $5.8 million and common stock options exercised of $28,000, partially offset by repayment of short-term loans of $42.3 million and repayment of long-term loan of $0.6 million.

Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2023, which consisted of proceeds from short-term loans of $42.2 million, a capital increase in subsidiary shares from noncontrolling interests of $0.7 million and common stock options exercised of $10,000, partially offset by repayment of short-term loans of $40.7 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the nine months ended September 30, 2024, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2024, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

For the nine months ended September 30, 2024 and 2023, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $2.1 million and $3.7 million, respectively. For the nine months ended September 30, 2024 and 2023, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures. For the nine months ended September 30, 2024, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Short-term loans” in our condensed consolidated balance sheets. The following table represents short-term bank loans as of September 30, 2024 and December 31, 2023 (in thousands, except interest rate data):

		Loan	Interest			December 31,	September 30,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2023	2024
Tongmei	Bank of China (1)	$1,848	3.5%	January-23	January-24	$1,795	$-
		2,184	2.8%	March-23	March-24	2,118	-
		376	2.7%	September-23	September-24	386	-
		876	3.5%	November-23	November-24	876	884
		1,003	3.5%	November-23	November-24	1,003	1,012
	Bank of China (2)	2,911	3.5%	January-23	January-24	2,825	-
		2,770	3.0%	January-24	January-25	-	2,851
	Bank of China (5)	1,426	2.4%	September-24	September-25	-	1,426
	Bank of Communications (1)	1,455	3.3%	January-23	January-24	1,414	-
		1,380	3.8%	May-23	May-24	1,414	-
		1,373	3.8%	July-23	May-24	1,414	-
		1,376	3.0%	May-24	May-25	-	1,426
		2,480	3.0%	June-24	May-25	-	2,566
	China Merchants Bank (1)	4,367	3.7%	January-23	January-24	4,235	-
		1,386	3.5%	January-24	January-25	-	1,426
		692	3.5%	February-24	February-25	-	713
		692	3.5%	April-24	April-25	-	713
	Bank of Beijing (3)	2,290	4.2%	January-23	January-24	2,220	-
		3,541	3.2%	June-23	May-24	3,626	-
		1,380	3.2%	June-23	February-24	1,414	-
		1,414	3.0%	December-23	December-24	1,414	1,426
		3,600	3.0%	March-24	February-25	-	3,706
		1,386	3.0%	March-24	December-24	-	1,426
		3,580	3.0%	June-24	June-25	-	3,706
	Industrial Bank (1)	2,757	4.3%	June-23	June-24	2,825	-
		2,744	4.3%	July-23	July-24	2,825	-
		2,744	4.3%	September-23	September-24	2,825	-
		2,851	3.9%	September-24	September-25	-	2,851
	NingBo Bank (1)	2,744	4.2%	August-23	September-24	2,820	-
		1,271	4.3%	November-23	November-24	1,271	1,284
		2,825	4.3%	December-23	December-24	2,825	2,851
		1,647	4.3%	January-24	January-25	-	1,700
		1,258	4.3%	May-24	March-25	-	1,303
	Industrial and Commercial Bank of China (1)	2,744	3.3%	September-23	September-24	2,825	-
		2,851	3.3%	September-24	September-25	-	2,851
	NanJing Bank (1)	2,752	3.8%	October-23	October-24	2,752	2,779
	China Citic Bank (1)	2,752	3.0%	June-24	June-25	-	2,851
		2,851	2.9%	July-24	July-25	-	2,851
		1,426	2.9%	September-24	September-25	-	1,426
BoYu	Industrial and Commercial Bank of China (4)	1,414	2.7%	December-23	December-24	1,414	-
	Industrial and Commercial Bank of China (1)	1,426	2.8%	September-24	September-25	-	1,426
	Bank of China (1)	1,204	2.4%	January-23	January-24	849	-
		1,145	2.3%	September-24	September-25	-	1,145
	NingBo Bank (1)	1,414	3.3%	November-23	May-24	1,414	-
		1,376	3.0%	May-24	November-24	-	1,426
		1,145	3.2%	July-24	October-24	-	1,140
	Industrial Bank (1)	688	3.6%	September-23	September-24	708	-
	Bank of Communications (1)	1,414	3.0%	November-23	May-24	1,414	-
		275	3.0%	May-24	May-25	-	285
	NanJing Bank (1)	1,386	3.5%	January-24	January-25	-	1,426
	Loan Balance					$52,921	$52,876

Collateral for the above bank loans and line of credit

(1)	Not collateralized.
(2)	ChaoYang LiMei time deposit.
(3)	AXT time deposit.
(4)	BoYu’s land use rights and its building located at its facility in Tianjin, China. In addition, the December 2023 loan attracts a guarantee fee amounting to 0.7% of the loan amount.
(5)	Baoding Tongmei’s land use rights and its building located at its facility in Dingxing, China. In addition, the loan attracts a guarantee fee amounting to 1.0% of the loan amount.

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction of fixed assets. As of September 30, 2024, $5.4 million is included in “Other long-term liabilities” and $428,000 is included in “Short-term loans” in our consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of September 30, 2024, $965,000 is included in “Other long-term liabilities” and $748,000 is included in “Short-term loans” in our consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As September 30, 2024 and December 31, 2023, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash and restricted cash earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	September 30,	Interest	Interest	Decline	Increase
Instrument	2024	Rate	Income	Income	Income
Cash and restricted cash	$38,791	0.90%	$349	$314	$384
Investments in marketable debt securities	—	—%	—	—	—
			$349	$314	$384

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. One customer accounted for more than 10% of our accounts receivable balance as of September 30, 2024, and no customer accounted for more than 10% of our accounts receivable balance as of December 31, 2023.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than-temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over the raw material company’s operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other-than-temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investments under the equity method as of September 30, 2024 and December 31, 2023 totaled $13.5 million and $12.5 million, respectively. Our minority investment under the fair value method as of September 30, 2024 and December 31, 2023 totaled $0.6 million and $0.6 million, respectively. See Note 7 for a discussion on the new fair value method investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Shareholder Class Action

On May 6, 2024, a shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities, against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The court transferred the case to the Northern District of California, where our headquarters is located. A lead plaintiff has been appointed and an amended complaint was filed. The amended complaint asserts a putative class period from March 24, 2021 and April 3, 2024, inclusive (the “Class Period”). The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and seeks unspecified monetary relief, interest, and attorneys’ fees. The motion to dismiss is due on November 8, 2024.

Derivative Action

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by a shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, current directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant. The complaint asserts that the defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. The motion to dismiss is due on November 15, 2024.

It is not possible at this time to reasonably assess the final outcomes of these litigations or reasonably to estimate the possible loss or range of loss with respect to these litigations. Management believes these claims to be meritless and intends to vigorously defend against them.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 6% of our revenue derives from importing our wafers into the United States. In the first three quarters of 2024 we paid approximately $569,000 in tariffs. In the years ended December 31, 2023, 2022 and 2021 we paid approximately $1.0 million, $3.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

All of our wafer substrates are manufactured in China and in the years 2023, 2022 and 2021, sales to customers in North America, primarily in the U.S., were approximately 10%, 14% and 10% of our revenue, respectively. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the first three quarters of 2024 we paid approximately $569,000 in tariffs. In the years 2023, 2022 and 2021, we paid approximately $1.0 million, $3.3 million and $1.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

AXT, INC.

Dated: November 12, 2024	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)