Form 10-K
period 2024-12-31
AXT INC
filed 2025-03-14
CIK 1051627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ◻ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $3.38 for the common stock on June 28, 2024 as reported on the Nasdaq Global Select Market, was approximately $119,813,368. Shares of common stock held by each officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2025, 45,597,995 shares, $0.001 par value, of the registrant’s common stock were outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to our annual meeting of stockholders to be held on May 15, 2025 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K of AXT, Inc., a Delaware corporation (“AXT”, “the Company”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, including the use of InP wafer substrates in artificial intelligence (“AI”) applications, the development and adoption of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, potential severance costs with respect to any reduction in our work force, our ability to have new customers qualify substrates from our manufacturing locations in China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements. Additionally, statements regarding completing steps in connection with the proposed listing of shares of our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), being accepted to list shares of Tongmei on the STAR Market, the timing and completion of such listing of shares of Tongmei on the STAR Market are forward looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report. Additionally, statements concerning future matters such as our strategy and plans, industry trends, tariffs and trade wars, geopolitical tensions, export restrictions in China, the potential impact of COVID-19 or other pandemics on our business, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

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

InP is a high-performance semiconductor wafer substrate used in broadband and fiber optic applications, 5G infrastructure and data center connectivity. Data centers use InP devices for high-speed optical data transmission. We believe the growth of AI applications will increase the need for high-speed data transfer which may lead to an increase in InP substrate demand from such data centers. Currently, InP substrates are being used in certain consumer products, including proximity sensors and other sensors in mobile devices. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, such as light emitting diodes (LEDs) that are used in a wide range of applications including automotive lighting, horticulture, signage, display, sensors and machine vision. Semi-conducting GaAs substrates are also used in making industrial lasers. GaAs wafers could also be used for making vertical cavity surface emitting lasers (VCSELs) for facial recognition and micro-LEDs targeting improved screen technology. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

Our supply chain strategy includes several consolidated raw material companies. One of these consolidated companies produces pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots, effusion rings when growing OLED (Organic Light Emitting Diode) tools, epitaxial layer growth in MOCVD (Metal-Organic Chemical Vapor Deposition) reactors and MBE (Molecular Beam Epitaxy) reactors. We use these pBN crucibles in our own ingot growth processes and they are also sold in the open market to other companies. A second consolidated company converts raw gallium to purified gallium. We use purified gallium in producing our GaAs substrates and it is also sold in the open market to other companies for use in producing magnetic materials, high temperature thermometers, single crystal ingots, including gallium arsenide, gallium nitride, gallium antimonite and gallium phosphide ingots, and other materials and alloys. In addition to purified gallium, the second consolidated company also produces InP base material which we then use to grow single crystal ingots. Our substrate product group generated 68%, 63%, and 79% of our consolidated revenue and our raw materials product group generated 32%, 37%, and 21% for 2024, 2023, and 2022, respectively.

The following chart shows our substrate products and their materials, diameters and illustrative applications and shows our raw materials group primary products and their illustrative uses and applications.

Products
Substrate Group and Wafer Diameter	Sample of Applications
Indium Phosphide	• Data center connectivity using light/lasers
(InP)	• High-speed data transfer in data centers
2”, 3”, 4”, 6”	• 5G communications
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

The following organization chart depicts the consolidated structure as of December 31, 2024.

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

In September 2018, the United States announced a list of thousands of categories of goods that became subject to Section 301 tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 25%. On July 3, 2023, China announced new export control regulations on materials including gallium and germanium and compounds of these materials, effective as of August 1, 2023. Materials that could be used in military applications, specifically including weapons of mass destruction, were the primary focus. This required Tongmei to seek permits from the applicable Chinese authorities to export gallium arsenide and germanium substrates. Since that time, a general escalation has been underway with further increases to the tariffs from the US and additional export controls from China.

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. We have little or no germanium exports to the U.S. and historically a relatively small value of imports of gallium arsenide wafers into the U.S. Our primary revenue generator derived from imports into the U.S. is indium phosphide substrates. While Tongmei has generally received the required permits for exports to countries in Asia and Europe, our U.S. gallium arsenide customers are considered “dual use” customers: in addition to commercial applications they have significant levels of military involvement. As such, no permits for gallium arsenide to the U.S. have yet been approved. On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product lines manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. But since the requirement is new it will take at least several months from February 4, 2025 to have early applications processed.

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We licensed to our PRC subsidiaries intellectual property and received from our PRC subsidiaries royalty payments or one-time fees. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. In the past, we sold to our PRC subsidiaries capital equipment that we purchased at the request of our PRC subsidiaries and for which we were reimbursed by the applicable PRC subsidiary. In recent years, Tongmei purchases capital equipment from suppliers in Taiwan, Japan, China, Europe or South Korea. Third, our PRC subsidiaries and PRC joint ventures pay dividends to entities within the Company’s corporate structure. For the years ended December 31, 2024, 2023 and 2022, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $2.4 million, $4.3 million and $2.9 million, respectively. For years ended December 31, 2024 and 2023, no dividends were paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures. In the year ended December 31, 2024, we continued the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute earnings to our investors under our corporate structure.

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

InP is a high-performance semiconductor wafer substrate used in broadband and fiber optic applications, 5G infrastructure and data center connectivity. Data centers use InP devices for high-speed optical data transmission. We believe the growth of AI applications will increase the need for high speed data transfer, which may lead to an increase in InP substrate demand from such data centers. Currently, InP substrates are being used in certain consumer products, including proximity sensors and other sensors in mobile devices. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, including light emitting diodes (LEDs) that are used for a wide range of applications including automotive lighting, horticulture, signage, display, sensors and machine vision. They are also used in making industrial lasers. GaAs wafers could also be used for making vertical cavity surface emitting lasers (VCSELs) for facial recognition and micro-LEDs targeting improved screen technology. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

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

●	New facilities, equipment and added capacity. We believe we are the only company in our industry to have added significant new facilities, equipment and capacity in recent years. Although current customers and prospective customers previously viewed our relocation process as a risk, we believe our success in managing this process now positions us as the “go to” supplier with a state of the art manufacturing line, a proven ability to add capacity and a commitment to continuous improvement.

●	We believe that we are the only compound semiconductor substrate supplier to have a position in raw materials. We believe this provides us with a more reliable supply of, and shorter lead-times for, the raw materials central to our final manufactured products. Customers find this business model attractive. Revenue from the sale of raw materials provides further diversity in our customer base and business model.
●	Unique access to capital if needed to expand capacity. We believe the combination of access to both the U.S. and China capital markets presents a strong position to our customers and gives us an advantage over our competitors.
●	Low-cost manufacturing operation in China. Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to costs of comparable facilities and labor in the United States, Japan or Europe. Our primary competitors have their major manufacturing operations in Germany or Japan.
●	Key provider of low defect density GaAs wafer substrates. In recent years customer demand for low etch pit density (“EPD”) GaAs wafer substrates has increased. The most recent example is the requirement for 8-inch wafers GaAs. The requirement of low EPD is a barrier to entry and we believe there are a limited number of potential substrate providers that can meet this requirement, including AXT. We believe the quality of our low EPD wafers will enable us to support new applications and generate additional revenue.
●	Proprietary process technology drives manufacturing. In our industry, the single crystal growth process and the wafer manufacturing process incorporate proprietary process technology. Tongmei has a substantial body of proprietary process technology and we believe this gives us a competitive advantage, especially in InP. This also creates a barrier to entry.
●	Our team. We have a strong technical sales support team that engages with our customers and understands their product requirements. A significant percentage of the members of our team that engage with customers have advanced degrees in physics or materials science. We are known in the marketplace to be knowledgeable and responsive.

Strategy

Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates. Key elements of our strategy include:

●	Promote our strengths in InP. As cloud-based data centers continue to combine integrated circuits and InP-based lasers to transfer data through light, we believe there will be increased demand for InP substrates. We intend to promote our capabilities as we believe we provide “best in class” InP wafers. AI will use InP for high-speed data transmission. Other applications could include driverless cars, 5G in cell phones and health and well-being biometric wearables.
●	Promote flagship products: 8-inch GaAs and 6-inch InP. We intend to promote our technological strengths by showcasing our success in developing larger diameter wafers. Our 8-inch GaAs product has crossed several milestones and is now shipping in small quantities. Our 6-inch InP is now desired by some key customers.
●	Expand our recycling program. We have successfully deployed InP recycling and have developed a recycling program for GaAs. Recycling can lower our manufacturing costs and it is also good for the environment. Some customers require recycling programs.
●	Showcase our new facilities. With travel restrictions largely removed, we plan to host more customers that tour our facilities. We had several very positive visits in 2024 and plan to increase the number of visits in 2025.

●	Strengthen our raw materials supply chain. The supply and demand equation for specialty materials can be complex and volatile. Over the years, we have established or invested in raw material companies in China that are an integral part of our supply chain. We will continue to provide strategic support to these companies and they, in turn, will continue to be the backbone of our supply chain. We have identified some new steps that will make our supply chain even stronger.
●	Offer diverse products, including custom products. We believe AXT has a reputation in the market for providing a broad range of products, including custom products that are supported by a team of technical sales support professionals, the majority of whom hold advanced graduate degrees in physics or materials science. We plan to further promote this brand image as a way to differentiate ourselves in the market. We believe this strategy will lead to a more diverse customer base and higher revenue volumes.
●	Increase manufacturing efficiencies. The recent industry-wide inventory corrections and reduced manufacturing volumes impacted our manufacturing efficiencies. We will seek to continue to leverage our China-based manufacturing advantages by increasing efficiencies in our manufacturing methods, systems and processes. We promote the concept and practice of continuous improvement within our company culture.
●	Materials of the future. The specialty materials substrate market is dynamic and subject to continued changes and cycles. We plan to use our deep knowledge and experience in specialty materials and wafer substrates to seek new applications for existing substrates in our portfolio and explore additional materials that may be synergistic with our knowledge base, customer needs and manufacturing lines.

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

Tongmei uses its proprietary vertical gradient freeze (VGF) technology for growing single crystal Indium Phosphide (InP), Gallium Arsenide (GaAs) and Germanium (Ge) ingots. After growing the crystalline ingot, the ingot is then sliced into individual substrates or wafers. Before specialty material wafers can be used, a thin layer of structured chemicals is grown on the surface of the substrate. This is called an epitaxial layer and it is a complicated and highly technical process. We do not grow the epitaxial layer. We sell the majority of our substrates to companies that specialize in applying the epitaxial layer. Our wafers are then used to produce state-of-the-art electronic circuits and opto-electronic devices. The chips are used in a wide variety of applications.

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

Crystal growth process technology frequently contains steps and procedures that are considered proprietary trade secrets held by the manufacturer, often including methods to control the temperature within the crucible. InP crystal growth relies on extreme pressure within the crucible. As such it requires not only temperature control methodologies, but also pressure control and stabilization process methodologies, many of which we consider proprietary trade secrets. It is this combination of variables and the required methods to control them that create a barrier to entry. We believe our long-term investment in research and development has resulted in a substantive body of proprietary knowledge.

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

Ideally, all the atoms in a wafer or substrate are arrayed in a specific periodic order. However, sensitivities in the ingot growth process will cause some atoms to be improperly aligned and these are referred to as dislocations. The aggregate number of dislocations in a wafer is referred to as the dislocation density. Dislocation densities can be seen as a group of tiny marks or pits under a microscope by etching the wafer with acid and each wafer has an etch pit density or EPD. Certain micro devices, such as GaAs industrial lasers, require wafers with very low EPD. We consider the process technology used by Tongmei to achieve low EPD as proprietary process technology and we believe we are one of only a few substrate manufacturing companies that can produce low EPD wafers.

Products

We have two product lines: specialty material substrates and raw materials integral to these substrates. We design, develop, manufacture and distribute high-performance semiconductor substrates, also known as wafers. Through our consolidated subsidiaries in our supply chain, we also sell certain raw materials. InP is a high-performance semiconductor substrate used in fiber optic lasers and detectors, passive optical networks (PONs), telecommunication, 5G infrastructure, connectivity in data centers including metro, hyperscale and artificial intelligence, silicon photonics data center upgrades, photonic ICs (PICs), terrestrial solar cell (CPV), lasers, RF amplifiers, infrared motion control and infrared thermal imaging. We make semi-insulating GaAs substrates used in making semiconductor chips in applications such as power amplifiers for wireless devices and high-performance transistors. Our semi-conducting GaAs substrates are used to create opto-electronic products, which include High Brightness LEDs that are often used to backlight wireless handsets and LCD TVs and for automotive, signage, display and lighting applications, as well as high power industrial lasers for material processing (welding, cutting, drilling, soldering, marking and surface modification). Our semi-conducting GaAs substrates can also be used to make micro-LEDs for advanced screen technologies and to create opto-electronic products for 3-D facial recognition sensing using VCSELs. Ge substrates are used in emerging applications, such as triple junction solar cells for space and terrestrial photovoltaic applications and for optical applications.

Substrates. We currently sell compound substrates manufactured from InP and GaAs, as well as single-element substrates manufactured from Ge. Many of our customers require customized specifications, such as special levels of iron or sulfur dopants or a special wafer thickness. We supply InP substrates in two-, three- and four-inch diameters, and are in pilot production and customer qualifications with six-inch diameter InP substrates. We supply Ge substrates in two-, four- and six-inch diameters. We supply both semi-insulating and semi-conducting GaAs substrates in one-, two-, three-, four-, five- and six-inch diameters. More recently we have successfully developed 8-inch GaAs wafers and are selling them in small quantities.

Raw Materials. Our consolidated raw material subsidiaries produce and sell certain raw materials, some of which are used in our substrate manufacturing process and some of which are sold to other companies. One of these consolidated companies produces pBN crucibles and another consolidated company converts raw gallium to purified gallium and produces InP base material. A third newly formed subsidiary will focus on production and sale of arsenic.

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

Customers

Before specialty material wafers can be processed in a typical wafer manufacturing facility that fabricates the electronic circuit, laser or optical device on a chip, a thin layer of structured chemicals is grown on the surface of the substrate. This is called an epitaxial layer. We do not grow the epitaxial layer. We sell our substrates to companies that apply the epitaxial layer, who then in turn sell the modified wafers to the wafer fabs, chip design companies, LED manufacturers and others. Some customers do both the epitaxial layer and wafer fabrication.

Epitaxial layer companies that form our customer base are located in Asia, the United States and Europe. We also sell our products to universities and other research organizations that use specialty materials for experimentation in various aspects of semi-conducting and semi-insulating applications. Our customers that purchase raw materials are located in Asia, the United States and Europe.

We have at times sold a significant portion of our products in any particular period to a limited number of customers. No customer represented more than 10% of our revenue for the years ended December 31, 2024 and 2023 and one customer represented 15% of our revenue for the year ended December 31, 2022. Our top five customers, although not the same five customers for each period, represented 30% of our revenue for the year 2024, 25% of our revenue for 2023 and 34% of our revenue for 2022.

For the year ended December 31, 2024, three customers of our consolidated subsidiaries, in aggregate, accounted for 31% of raw material sales. For the year ended December 31, 2023, three customers of our consolidated subsidiaries, in aggregate, accounted for 31% of raw material sales and for the year ended December 31, 2022, three customers accounted for 29% of raw material sales. Our subsidiaries and consolidated raw material companies are a key strategic benefit for us as they further diversify our sources of revenue.

Manufacturing, Raw Materials and Supplies

All of our products are manufactured in China. We believe this location generally has favorable costs for facilities and labor compared to the United States or compared to the location of some of our competitors in Japan and Germany.

We use a two-stage wafer manufacturing process. The first stage deploys VGF technology for the crystal growth of single element or compound element ingots in diameters currently ranging from one inch to eight inches. The growth process occurs in high temperature furnaces built using Tongmei proprietary designs. Growing the crystalline elements into cylindrical ingots takes a number of days, depending on the material, the diameter and length of the ingot produced. The crystal growth stage utilizes our proprietary process technology. The second stage includes slicing or sawing the ingot into wafers or substrates, then processing each substrate to strict specifications, including grinding to reduce the thickness, beveling the edges, and then polishing and cleaning each substrate. Many of the wafer processing steps use chemical baths and properly cleaning the wafer is a critical process. The wafer processing stage also utilizes our proprietary process technology.

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

Together with certain subsidiaries we have partial ownership in over ten raw material companies in China that form the backbone of our supply chain model. These companies generally provide us with reliable supply, market trend visibility, and shorter lead-times for raw materials central to our manufactured products, including gallium, gallium alloys, indium phosphide poly-crystal, high-purity arsenic, germanium, germanium dioxide, pBN and boron oxide. We believe that these raw material companies have been and will continue to be advantageous in allowing us to procure materials to support our planned growth. In addition, we purchase supply parts, components and raw materials from several other domestic and international suppliers. We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing, arsenic, phosphorus and polishing solutions. We generally purchase our materials through standard purchase orders and not pursuant to long-term supply contracts.

Recycling

We developed a proprietary process technology that enables us to recycle remnants of indium phosphide processing material. The process was introduced into manufacturing in 2022. The process involves capturing certain InP waste materials generated in the manufacturing process. These materials can then be re-processed and cycled back into the normal process procedures. Not only is this beneficial for environmental reasons, it also reduces our total material costs and, ultimately, improves our gross margin. We have also developed a recycling process for gallium arsenide.

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

International Sales. International sales are a substantial part of our business. Sales to customers outside North America (primarily the United States) accounted for approximately 92% of our revenue for 2024 and approximately 90% and 86% of our revenue during each of 2023 and 2022, respectively. The primary markets for sales of our substrate products outside of North America are to customers located in Asia and Western Europe.

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

As a manufacturing company, we must constantly improve our manufacturing processes to remain competitive, and our research and development programs must be integrated into our manufacturing lines. All of our research and development is conducted at our manufacturing facilities in China and the process technology developed by the China teams over the last 20 years enables us to remain competitive and to provide high-quality wafer substrates to our customers. Our China research and development teams must continue to stay close to the manufacturing sites and develop new process steps, features and benefits. We believe our teams are fully capable of moving the process technology forward.

Our consolidated subsidiaries conduct research and development, focusing on gallium alloys, gallium refinement and pyrolytic boron nitride crucibles used in high temperature crystal growth.

We have assembled a multi-disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives. Research and development expenses were $14.5 million in 2024, compared with $12.1 million in 2023 and $13.9 million in 2022. Development work focusing on yield, continuous improvement and other matters related to our research and development efforts also occurs within regular manufacturing processes. These costs are included in our cost of revenue because it is difficult to isolate them as research and development.

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

In addition to proprietary process trade secrets, we also file patents. To date, we have been issued 170 patents that relate to our VGF products and processes; 139 in China, 13 in the United States, 8 in Japan, 4 in Taiwan, 4 in the European Union, and 2 in Germany. Patents have a protected life of 20 years (or 10 years for utility model patents in China) from their filing dates. Our patents have expiration dates ranging from 2025 to 2039. In some cases we may consider filing divisional, continuation or continuation-in-part of the existing patents for additional claims. We have several patent applications pending in China, United States, and rest of the world. Furthermore, in aggregate, our consolidated raw material companies have been issued 132 patents in China, including 36 patents issued to JinMei, 80 patents issued to BoYu and 15 patents issued to ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), and 1 patent issued to ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”).

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

Environmental Regulations

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China, such as laws and regulations related to the development, manufacture and use of our products, the use of hazardous materials, the operation of our facilities, and the use of the real property. These laws and regulations govern the use, storage, discharge and disposal of hazardous materials during manufacturing, research and development and sales demonstrations. We maintain a number of environmental, health and safety programs that are primarily preventive in nature. As part of these programs, we regularly monitor ongoing compliance. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury, fines or suspension or be forced to cease our operations, and/or suspend or terminate the development, manufacture or use of certain of our products, the use of our facilities, or the use of our real property, each of which could have a material adverse effect on our business, financial condition and results of operations. The regulatory landscape shifts and changes in China as that country works to improve the environment. Because we manufacture all of our products in China, we are subject to an evolving set of regulations that could require changes in our equipment and processes, which may increase our capital expenditures and require us to obtain new permits. In 2017, China increased its focus on environmental concerns which increased pressure on manufacturing companies. During periods of severe air pollution in Beijing, manufacturing companies, including Tongmei, may be ordered by the local government to stop production for several days. For example, in the first quarter of 2018, over 300 manufacturing companies, including Tongmei, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution.

Human Capital

As of December 31, 2024, AXT and Tongmei had 1,075 employees, which consisted of 25 employees in our headquarters in Fremont, California, one sales professional in France and 1,049 employees in our factories in China. In addition, our consolidated raw material companies had, in total, 452 employees. In aggregate, we and our consolidated raw material companies had 1,527 employees, of whom 1,111 were principally engaged in manufacturing, 202 in sales and administration and 214 in research and development. Of these 1,527 employees, 25, consisting of sales and marketing, accounting and finance, administration and corporate executives were located in the United States, one in France and 1,501 in China. Our employees in China are citizens of China, have families and pay taxes in China. We believe these factors are viewed favorably by government agencies in China.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care and paid time off. Most of our employees in China are represented by unions. As of December 31, 2024, 1,341 employees in China, including employees of our consolidated raw material companies, were represented by unions. We have never experienced a work stoppage and we consider our relations with our employees to be good.

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

Item 1A. Risk Factors

For ease of reference, we have divided these risks and uncertainties into the following general categories:

I.	Summary Risk Factors;
II.	Risks Related to Our Business and Operations;
III.	Risks Related to International Aspects of Our Business;
IV.	Risks Related to Our Financial Results and Capital Structure;
V.	Risks Related to Our Intellectual Property; and
VI.	Risks Related to Compliance, Environmental Regulations and Other Legal Matters.

I.	Summary Risk Factors
●	Global economic and political conditions, including trade tariffs, import-export restrictions, and other restrictions, may have a negative impact on our business and financial results.
●	We are subject to a number of unique legal and operational risks associated with our corporate structure.
●	The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice.
●	Although the audit report included in this Annual Report is prepared by an independent registered public accounting firm who is currently inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.
●	Our NASDAQ stock price is volatile and our stock price could decline. Unpredictable fluctuations in our operating results, changes and events in our end markets and global trends cause volatility in our stock price.
●	We face litigation and legal proceedings which could adversely affect our business, financial condition, results of operations or cash flows.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing, including intermittent mandatory shutdowns. Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.
●	Escalating trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequence in China.
●	Our gross margin has fluctuated historically and may decline or increase due to several factors. Factors such as product mix, unit volume, yields and other manufacturing efficiencies can cause our gross margin to decrease or increase from quarter to quarter.
●	The proposed Tongmei IPO on the STAR Market in China could fail to be completed. This could result in investor disappointment and in failure to secure sufficient capital needed to take advantage of market opportunities for our products. Our stock price could decline.
●	The terms of the private equity raised by Tongmei in China grant each investor a right of redemption if the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the CSRC or Tongmei cancels the IPO application. This could result in disgorging the cash that we raised from the Investors.
●	Defects in our products could diminish demand for our products. Our ability to receive orders from tier one customers is contingent on producing wafer substrates of very high quality and deploying best practices in manufacturing. We may not always be able to meet these requirements and we could then lose revenue.
●	Difficulties in accurately estimating market demand could result in over-investing in inventory, equipment and capacity expansion or losing market share if we do not invest sufficiently.
●	Attracting and retaining tier one customers requires that we succeed in our research and development programs. Customers establish difficult to meet product specifications regarding defect densities, surface flatness, diameter size and other specifications pushing the boundaries of material science. We may not achieve these specifications.
●	We are subject to foreign exchange gains and losses that materially impact our consolidated statements of operations. Because we are a global company we are exposed to changes and swings in foreign exchange, particularly when currencies experience periods of volatility.
●	Joint venture raw material companies in China bring certain risks.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

II.	Risks Related to Our Business and Operations

Global economic and political conditions, including trade tariffs, import-export restrictions, and other restrictions, may have a negative impact on our business and financial results.

In September 2018, the United States announced a list of thousands of categories of goods that became subject to Section 301 tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 25%. On July 3, 2023, China announced new export control regulations on materials including gallium and germanium and compounds of these materials, effective as of August 1, 2023. Materials that could be used in military applications, specifically including weapons of mass destruction, were the primary focus. This required Tongmei to seek permits from the applicable Chinese authorities to export gallium arsenide and germanium substrates. Since that time, a general escalation has been underway with further increases to the tariffs from the US and additional export controls from China.

The escalating requirements resulted in a new layer of administration within our company. Each order needs the customer to certify in writing that our wafer substrates will not be used in military applications and must state the end use of our products. This is a labor intensive process and has extended the cycle time in order fulfillment. To ensure compliance in trade matters we have consulted with legal experts and incurred additional legal costs. The rapid pace of change and new regulations in trade matters results in more internal administrative review and costs.

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%.

All of our wafer substrates are manufactured in China and in the years 2024, 2023 and 2022, approximately 8%, 10% and 14% of our revenue, respectively, were generated by sales to customers in North America, primarily in the U.S. In the years 2024, 2023 and 2022, we paid approximately $1.0 million, $1.0 million and $3.3 million, respectively, in tariffs. The trade and political tensions between China and the U.S. remain high and controls on exports and tariffs are changing and fluid.

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

Our raw material companies experience selling price volatility and purchase price volatility in acquiring base materials. We consolidate the results of several of these raw material companies, and any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past sold, and may in the future sell, raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In addition, the market price of gallium dropped below our per unit inventory cost and we incurred an inventory write down under the lower of cost or net realizable value accounting rules.

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

Portions of our information technology infrastructure might also experience interruptions, delays or cessations of service or produce errors in connection with upgrades, systems integration or migration work that takes place from time to time, which may have a material impact on our business. We may not be successful in implementing upgrades, new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive than originally anticipated. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers could adversely affect our financial results and reputation.

COVID-19 or other contagious diseases may affect our business operations and financial performance.

The spread of COVID-19 impacted our operations and financial performance. The outbreak of COVID triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. If there is a renewed surge of the COVID-19 pandemic in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. were disrupted and this impacted our efficiency. In the future, if our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline.

If we have low product yields, the shipment of our products may be delayed and our product cost and operating results may be adversely impacted.

A critical factor in our product cost is yield. Our products are manufactured using complex crystal growth and wafer processing technologies, and the number of usable wafer substrates we produce can fluctuate as a result of many factors, including:

●	poor control of furnace temperature and pressure during crystal growth;
●	impurities in the materials used;

●	contamination of the manufacturing environment;
●	quality control and inconsistency in quality levels;
●	lack of automation and inconsistent processing requiring manual manufacturing steps;
●	substrate breakage during the manufacturing process; and
●	equipment failure, power outages or variations in the manufacturing process.

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

Our products are used to produce components for electronic and opto-electronic products. Accordingly, demand for our products is subject to the demand for end-user applications, including certain consumer applications, which utilize our products. For example, we developed an 8-inch gallium arsenide wafer targeting an application in a consumer product. Our customer subsequently informed us that its end-user customer has cancelled its project. Volume production of the intended product was scheduled to begin in 2025. While there may be other end users, this particular cancellation was the loss of a potentially high-volume sales opportunity. Other factors affecting the ability of the manufacturers downstream in our supply chain to introduce and market their products successfully, include:

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

If demand for the end-user applications for which our products are used decreases, or if manufacturers downstream in our supply chain are unable to develop, market and sell their products, demand for our products will decrease. For example, during 2019 widespread political and economic instability and trade war concerns resulted in a general slowdown and our revenue decreased significantly. Additionally, in the second half of 2016, manufacturers producing and selling passive optical network devices known as EPONs and GPONs experienced a slowdown in demand resulting in surplus inventory on hand. The slowdown persisted until late in 2017. This resulted in a slowdown of sales of our InP substrates used in the PON market. In the second half of 2022, many companies purchased more inventory than needed, in part due to fears of shortages resulting from COVID. This triggered an inventory correction cycle and our revenue declined as customers worked down their inventory level, We expect similar cycles of strong demand followed by lower demand will occur for various InP, GaAs or Ge substrates in the future.

Our financial performance can be adversely affected if there are unfavorable financial results in any of our raw material companies.

The raw material companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance. However, if there are unfavorable changes in revenue, average selling prices, gross margins or operating expenses in one or more of the consolidated companies, then this can result in a negative impact on our consolidated revenue, gross margin and profitability. If the companies are accounted for under the equity method, then these changes can result in a reduction in Equity in Income of Unconsolidated Joint Venture Companies. In 2024 and 2023, the companies accounted for under the equity method of accounting contributed a gain of $3.4 million and $1.9 million, respectively, to our consolidated financial statements. The 2023 total includes impairment charges of $1.9 million. The last time the companies accounted for under the equity method of accounting contributed a loss was 2019 with a loss of $1.9 million.

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

In addition, our customers may reduce, delay or cancel orders. In the past, we have experienced a slowdown in bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. For example, in 2021 and 2022, our InP wafers were used in a high-volume consumer product. Subsequently, a newer version did not use InP and our revenue declined. Any loss of customers or any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

A recent example of a cyclical downcycle took shape in the second half of 2022. Early in its history, COVID began to impact supply chains resulting in shortages. As a result, in 2021 and into 2022 almost all companies purchased more inventory than they needed as a safety precaution. In the second half of 2022 companies began to realize they were holding too much inventory and entered into the “inventory correction” period. Our consolidated revenue had reached $39.7 million in the first quarter of 2022. In the third quarter of 2023, our revenue had declined to $17.4 million.

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

III.          Risks Related to International Aspects of Our Business

Escalating trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

In September 2018, the United States announced a list of thousands of categories of goods that became subject to Section 301 tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 25%. On July 3, 2023, China announced new export control regulations on materials including gallium and germanium and compounds of these materials, effective as of August 1, 2023. Materials that could be used in military applications, specifically including weapons of mass destruction, were the primary focus. This required Tongmei to seek permits from the applicable Chinese authorities to export gallium arsenide and germanium substrates. Since that time, a general escalation has been underway with further increases to the tariffs from the US and additional export controls from China.

The escalating requirements resulted in a new layer of administration within our company. Each order needs the customer to certify in writing that our wafer substrates will not be used in military applications and must state the end use of our products. This is a labor intensive process and has extended the cycle time in order fulfillment. To ensure compliance in trade matters we have consulted with legal experts and incurred additional legal costs. The rapid pace of change and new regulations in trade matters results in more internal administrative review and costs.

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024 China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. We have little or no germanium exports to the U.S. and historically a relatively small value of imports of gallium arsenide wafers into the U.S. Our primary revenue generator derived from imports into the U.S. is indium phosphide substrates. While Tongmei has generally received the required permits for exports to countries in Asia and Europe, our U.S. gallium arsenide customers are considered “dual use” customers: in addition to commercial applications they have significant levels of military involvement. As such, no permits for gallium arsenide to the U.S. have yet been approved. On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product lines manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. But since the requirement is new it will take at least several months from February 4, 2025 to have early applications processed.

All of our wafer substrates are manufactured in China and in the years 2024, 2023 and 2022, approximately 8%, 10% and 14% of our revenue, respectively, were generated by sales to customers in North America, primarily in the U.S. In the years 2024, 2023 and 2022, we paid approximately $1.0 million, $1.0 million and $3.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by further retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

The economic and political conditions between China and the United States, in our view, create an unstable business environment. Reciprocal trade restrictions have resulted in a greater determination to be self-sufficient and produce more goods domestically. Both governments appear to be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies. The complexity and uncertainty of trade tensions has caused some customers and prospective customers in each county to adopt sourcing policies that block purchases from suppliers in the other county. Further, the continued threats of tariffs and other trade restrictions could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales.

The trade and political tensions between China and the U.S. remain high and controls on exports and tariffs are changing and fluid. There can be no assurances that Tongmei will receive China permits to export our wafer substrates or that China will not adopt additional export control regulations that affect our business, financial condition and results of operations. Reciprocally, there can be no assurance that the U.S. will allow products to be imported into the U.S. from China or what the tariff charge rate might be.

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

We manufacture our substrates in China and, in the year ended December 31, 2024, approximately 92% of our sales were to customers located outside the United States. Further, we have partial ownership of raw material companies in China as part of our supply chain. The United States’ current foreign policy has created uncertainty and caution in the international business community, resulting in disruptions in manufacturing, import/export, trade tariffs, sales, investments and other business activity. Such disruptions have had an adverse impact on our financial performance and could continue in the future.

COVID-19 or other contagious diseases may affect our business operations and financial performance.

The spread of COVID-19 impacted our operations and financial performance. The outbreak of COVID triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. If there is a renewed surge of the COVID-19 pandemic or of other contagious diseases in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, during COVID-19, travel restrictions between China and the U.S. were disrupted and this impacted our efficiency. In the future, if our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline.

Financial market volatility and adverse changes in the domestic, global, political and economic environment could have a significant adverse impact on our business, financial condition and operating results.

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies and policies. Uncertain global economic and political conditions or low or negative growth in China, Europe or the United States, along with volatility in the financial markets and U.S. financial system, increasing national debt and fiscal concerns in various regions and the adoption and availability of fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. In addition, tariffs, trade restrictions, trade wars, high levels of inflation, high interest rates, the Russian invasion of Ukraine, the Middle East conflict, the Red Sea shipping disruptions, Brexit, heightened tensions between the U.S. and China, and U.S. bank failures in 2023, among other factors, are creating an unstable environment and can disrupt or restrict commerce. The cost and availability of funds may be adversely affected by illiquid credit markets. Volatility in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

A recent example of economic volatility is the impact of COVID. Early in its history, COVID began to impact supply chains resulting in shortages. As a result, in 2021 and into 2022 almost all companies purchased more inventory than needed as a safety net. In the second half of 2022 companies began to realize they had too much inventory and entered into the “inventory correction” period. Our consolidated revenue had reached $39.7 million in the first quarter of 2022. In the third quarter of 2023 our revenue declined to $17.4 million. In the fourth quarter of 2018 and continuing in 2019, we experienced delays in customer purchasing decisions and disruptions in a normal volume of customer orders that we believe were in part due to the uncertainties in the global economy, resulting in an adverse impact on consumer spending. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Should similar events occur again, our business and operating results could be significantly and adversely affected.

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

We are subject to foreign exchange gains and losses that may materially impact our consolidated statements of operations. For example, in 2024, 2023 and 2022, we incurred foreign exchange gains of $91,000, $169,000 and $1.6 million, respectively.

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

Since our consolidated subsidiaries and all of our joint venture raw material companies operate in China, their activities could subject us to a number of risks associated with conducting operations internationally, including:

●	the imposition of tariffs, trade barriers, export restrictions and duties;
●	import and export restrictions;
●	unexpected changes in regulatory requirements that may limit our ability to manufacture, export the products of these companies, sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;
●	difficulties in managing geographically disparate operations;
●	difficulties in enforcing agreements through non-U.S. legal systems;
●	political and economic instability, civil unrest or war;
●	terrorist activities that impact international commerce;
●	difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;
●	new or changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment;
●	new or changing PRC regulations and policies regarding data security and oversight by the CAC of our consolidated subsidiaries and all of our joint venture raw material companies; and
●	nationalization of foreign-owned assets, including intellectual property.

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

We manufacture all of our products in China, and source most of our raw materials in China. We have in the past experienced quality problems with our products. Our previous quality problems caused us to lose market share to our competitors as some of our customers reduced their orders until our wafer surface quality was as good and as consistent as that offered by our competitors. If we are unable to continue to achieve customer qualifications for our products, or if we are unable to control product quality, customers may not increase purchases of our products, our China facilities will become underutilized, and we will be unable to achieve revenue growth.

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

Tongmei submitted its IPO application to the Shanghai Stock Exchange and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei expects to accomplish this goal in the coming months. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company. There can be no assurances that Tongmei will complete its IPO in 2025 or at all. In the event that investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced, and may continue to experience, significant fluctuations in our revenue, gross margins and earnings. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

●	inventory corrections within the technology sector;
●	our ability to develop, manufacture and deliver high quality products in a timely and cost-effective manner;
●	unforeseen disruptions at our new sites;
●	disruptions in manufacturing if air pollution, other environmental hazards, or outbreaks of contagious diseases causes the Chinese government to order work stoppages;
●	fluctuation of our manufacturing yields;

●	decreases in the prices of our or our competitors’ products;
●	fluctuations in demand for our products;
●	the volume and timing of orders from our customers, and cancellations, push-outs and delays of customer orders once booked;
●	decline in general economic conditions or downturns in the industry in which we compete;
●	expansion of our manufacturing capacity;
●	expansion of our operations in China;
●	limited availability and increased cost of raw materials;
●	costs incurred in connection with any future acquisitions of businesses or technologies; and
●	increases in our expenses, including expenses for research and development.

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

Our Board of Directors has the authority to issue up to 1,117,000 shares of preferred stock in addition to the outstanding shares of Series A preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intention to issue additional shares of preferred stock.

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

As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $46.4 million. We have net operating loss carryforwards of approximately $108,000, primarily in the state of California, as of December 31, 2024. We do not expect to utilize the loss carryforwards in the next several years unless Tongmei pays a dividend. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We might have undergone prior ownership changes, and we may undergo ownership changes in the future, which may result in limitations on our net operating loss carryforwards and other tax attributes. Any such limitations on our ability to use our net operating loss carryforwards and other tax attributes could adversely impact our business, financial condition and results of operations.

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

We are subject to lawsuits, investigations and claims in the normal course of our business, which can be expensive, lengthy, and disruptive to normal business operations. As described under the heading in the “Legal Proceedings” section elsewhere in this report, we, along with our Chief Executive Officer, Morris Young, and our Chief Financial Officer, Gary Fischer, are the subject of a complaint alleging violations of federal securities laws. Our current and former directors and certain officers, are also the subject of a derivative lawsuit arising from the same allegations. In the future, we could be subject to other proceedings. This litigation and any other regulatory proceedings or claims may be time consuming, could cause us to incur significant defense costs, are disruptive to our normal business operations, and could damage our reputation or adversely affect our stock price. In the event there is an adverse ruling in any legal or regulatory proceeding or action, we may be required to make payments to third parties that could have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, if we become involved in other class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources, thus harming our business. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

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

Our principal properties as of March 14, 2025 are as follows:

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

Shareholder Class Action

On May 6, 2024, a putative shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities, against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The court transferred the case to the Northern District of California, where our headquarters are located. A lead plaintiff has been appointed and an amended complaint was filed. The amended complaint asserts a putative class period from March 24, 2021 and April 3, 2024, inclusive (the “Class Period”). The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and seeks unspecified monetary relief, interest, and attorneys’ fees. Defendants’ motion to dismiss is fully briefed and pending before the Court.

Derivative Action

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by an alleged shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, current directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant (together, “Defendants”). Defendants moved to dismiss on November 6, 2024, following which the plaintiff filed an amended complaint on November 20, 2024. The amended complaint asserts that the Defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. On November 27, 2024, Defendants again moved to dismiss. The motion to dismiss is fully briefed and pending before the Court.

It is not possible at this time to reasonably assess the final outcomes of these litigations or to reasonably estimate the possible loss or range of loss with respect to these litigations. We believe these claims to be meritless and intend to vigorously defend against them.

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

As of March 3, 2025, there were 206 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of Series A preferred stock issued and outstanding as of December 31, 2024 are valued at $3,532,000 and are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by our Board of Directors, and a $4.00 per share liquidation preference over common stock that must be paid before any distribution is made to the holders of our common stock. These shares of preferred stock were issued to shareholders of Lyte Optronics, Inc. in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999. By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our consolidated balance sheets. No shares were repurchased during 2024, 2023 and 2022 under this program. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the RDG MidCap Technology Index for the period commencing December 31, 2018 and ending December 31, 2024.

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

	12/19	12/20	12/21	12/22	12/23	12/24
AXT, Inc.	100	220.00	202.53	100.69	55.17	49.89
NASDAQ Composite	100	144.92	177.06	119.45	172.77	223.87
RDG MidCap Technology	100	132.76	81.82	36.09	38.89	40.63

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2024 or 2023 under this program. As of December 31, 2024 and 2023, approximately $2.7 million remained available for future repurchases under this program, respectively.

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

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses current expected credit loss impairment model, we exercise judgment when determining the adequacy of our reserves as we evaluate historical credit loss trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2024 and 2023, our accounts receivable, net balance was $25.6 million and $19.3 million, respectively, which was net of an allowance of $147,000 and $579,000 as of December 31, 2024 and 2023, respectively. During 2024, we decreased the allowance by $432,000. During 2023, we increased the allowance by $272,000. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2024 and 2023, accrued product warranties totaled $451,000 and $703,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a reserve for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2024 and 2023, we had an inventory reserve of $24.1 million and $21.9 million, respectively, for excess and obsolete inventory and $73,000 and $78,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

For the year ended December 31, 2023, one of our PRC joint venture raw material companies assessed one of its equity investments was fully impaired. For the year ended December 31, 2023, we also divested our equity investment in a PRC joint venture. The impairment and divesture resulted in a total of $1.9 million in impairment charges in our financial results for the year ended December 31, 2023. For the years ended December 31, 2024 and 2022, we had no impairment charges.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2024 and 2023, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value. We had no “Assets held for sale” or any impairment of long-lived assets on the consolidated balance sheets as of December 31, 2024 and 2023.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Our deferred tax assets have been reduced to zero by valuation allowance.

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

Economic Challenges, Risks and Uncertainties

In the first months of the year 2025, the Company has been impacted by escalating trade tensions and regulations. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On February 4, 2025, China added indium phosphide substrates to its export control list. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%.

Previously, as of August 1, 2023, Tongmei was required to secure permits from the applicable Chinese authorities to export gallium arsenide and germanium substrates. Materials that could be used in military applications, specifically including weapons of mass destruction, are the primary focus. We have little or no germanium exports to the U.S. and historically a relatively small value of imports of gallium arsenide wafers into the U.S. Our primary revenue generator derived from imports into the U.S. is indium phosphide substrates. In 2024, approximately 8% of our revenue was generated by sales to customers in the U.S. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. But since the requirement is new it will take at least several months from February 4, 2025 to have early applications processed. The political tensions between China and the U.S. remain high and tariffs and controls on exports are changing and fluid. There can be no assurances that Tongmei will receive China permits to export our wafer substrates or that China will not adopt additional export control regulations that affect our business, financial condition and results of operations. Reciprocally, there can be no assurance that the U.S. will allow products to be imported into the U.S. from China or what the tariff charge rate might be. For additional discussion regarding these factors and other risks, please refer to “Item 1A. Risk Factors – Risks Related to International Aspects of Our Business.

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

Revenue

	Years Ended Dec. 31			2023 to 2024		2022 to 2023
				Increase		Increase
	2024	2023	2022	(Decrease)	% Change	(Decrease)	% Change
Product Type:
Substrates	$67,748	$47,466	$111,094	$20,282	42.7%	$(63,628)	(57.3)%
Raw materials and other	31,613	28,329	30,024	3,284	11.6%	(1,695)	(5.6)%
Total revenue	$99,361	$75,795	$141,118	$23,566	31.1%	$(65,323)	(46.3)%

Revenue increased $23.6 million, or 31.1%, in 2024 from $75.8 million in 2023. The $20.3 million increase in wafer substrate sales was the result of higher demand for InP wafer substrates for 5G applications, data center upgrades (silicon photonics) and consumer related applications, GaAs wafer substrates as the result of increased demand for LED products, industrial lasers and other applications requiring low defect densities in the wafer substrate and higher demand for our Ge wafer substrates from our customers in China. The $3.3 million raw materials revenue increase as compared to the same period in 2023 was primarily the result of increased sales of purified gallium and increased revenue from pBN crucibles and pBN-based OLED manufacturing tools sold by BoYu, one of our consolidated raw material companies.

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

Revenue by Geographic Region

	Year Ended Dec. 31,			2023 to 2024		2022 to 2023
				Increase		Increase
				Increase		Increase
	2024	2023	2022	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
China	$56,119	$39,778	$55,414	$16,341	41.1%	$(15,636)	(28.2)%
% of total revenue	56%	53%	39%
Taiwan	14,098	8,651	28,780	5,447	63.0%	(20,129)	(69.9)%
% of total revenue	14%	11%	21%
Japan	4,979	4,641	11,724	338	7.3%	(7,083)	(60.4)%
% of total revenue	5%	6%	8%
Asia Pacific (excluding China, Taiwan and Japan)	2,818	3,814	4,188	(996)	(26.1)%	(374)	(8.9)%
% of total revenue	3%	5%	3%
Europe (primarily Germany)	13,766	12,315	20,592	1,451	11.8%	(8,277)	(40.2)%
% of total revenue	14%	16%	15%
North America (primarily the United States)	7,581	6,596	20,420	985	14.9%	(13,824)	(67.7)%
% of total revenue	8%	9%	14%
Total revenue	$99,361	$75,795	$141,118	$23,566	31.1%	$(65,323)	(46.3)%

Sales to customers located outside of North America represented approximately 92%, 90% and 86% of our revenue during 2024, 2023 and 2022, respectively.

Revenue from customers in China increased in 2024 by 41.1%, primarily due to higher demand for GaAs, InP and Ge wafer substrates used in wireless and LED applications, pBN crucibles sold by one of our consolidated subsidiaries and refined gallium sold by another of our consolidated subsidiaries. Revenue from customers in Taiwan increased in 2024 by 63.0%, primarily due to higher demand for GaAs wafer substrates and InP wafer substrates used in wireless applications, partially offset by decreased demand for Ge wafer substrates. Revenue from customers in Japan increased in 2024 by 7.3% as a result of higher demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by decreased demand for our GaAs wafers used in LED and wireless applications and refined gallium. Revenue from customers in Asia Pacific decreased by 26.1% as a result of decreased demand for GaAs wafer substrates used in wireless applications and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by increased demand for raw gallium. Revenue from customers in Europe increased in 2024 by 11.8%, primarily due to higher demand for GaAs wafer substrates used in LED and wireless applications, InP and Ge wafer substrates, partially offset by lower demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue from customers in North America increased in 2024 by 14.9% primarily due to higher demand for InP wafer substrates, partially offset by decreased demand for GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries.

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

Gross Margin

				2023 to 2024		2022 to 2023
	Year Ended Dec. 31,			Increase		Increase
	2024	2023	2022	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Gross profit	$23,836	$13,318	$52,121	$10,518	79.0%	$(38,803)	(74.4)%
Gross Profit %	24.0%	17.6%	36.9%

Gross profit increased $10.5 million in 2024 as compared to 2023. Gross margin in 2024 was 24.0% as compared to 17.6% in 2023. The increase in gross profit is attributed to higher revenue resulting in fixed costs being spread over more units and a favorable change in product mix.

Gross profit decreased $38.8 million in 2023 as compared to 2022. Gross margin in 2023 was 17.6% as compared to 36.9% in 2022. The decrease in gross profit is attributed to lower revenue resulting in fixed costs being spread over less units and an unfavorable change in product mix.

Selling, General and Administrative Expenses

				2023 to 2024		2022 to 2023
	Years Ended Dec. 31			Increase		Increase
	2024	2023	2022	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Selling, general and administrative expenses	$24,096	$22,806	$25,654	$1,290	5.7%	$(2,848)	(11.1)%
% of total revenue	24.3%	30.1%	18.2%

Selling, general and administrative expenses increased $1.3 million, or 5.7%, to $24.1 million for 2024 compared to $22.8 million for 2023. The higher selling, general and administrative expenses were primarily from higher legal expenses, professional service expenses and outside commissions, partially offset by lower insurance costs and allowance for credit losses.

Selling, general and administrative expenses decreased $2.8 million, or 11.1%, to $22.8 million for 2023 compared to $25.7 million for 2022. The lower selling, general and administrative expenses were primarily from lower personnel-related expenses, stock compensation expenses and outside commissions, partially offset by higher professional service expenses and D&O insurance costs.

Research and Development Expenses

				2023 to 2024		2022 to 2023
	Years Ended Dec. 31			Increase		Increase
	2024	2023	2022	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Research and development	$14,543	$12,081	$13,913	$2,462	20.4%	$(1,832)	(13.2)%
% of total revenue	14.6%	15.9%	9.9%

Research and development expenses increased $2.5 million, or 20.4%, to $14.5 million in 2024 from $12.1 million in 2023. The increase in research and development expenses in 2024 was primarily due to higher development expenses for 8-inch GaAs and 6-inch InP wafer substrates and the development of new features for certain of our GaAs and InP wafer substrates and new product testing, partially offset by lower personnel-related expenses.

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

Interest Expense, Net

				2023 to 2024		2022 to 2023
	Years Ended Dec. 31			Increase		Increase
	2024	2023	2022	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Interest expense, net	$1,340	$1,527	$1,071	$(187)	(12.2)%	$456	42.6%
% of total revenue	1.3%	2.0%	0.8%

Interest expense, net decreased in 2024 as compared to the same period in 2023, primarily due to decreased borrowings in 2024. Interest expense, net increased in 2023 as compared to the same period in 2022, primarily due to lower investment balances in 2023 and increased borrowings in 2023.

Equity in Income of Unconsolidated Joint Venture Companies

				2023 to 2024		2022 to 2023
	Years Ended Dec. 31			Increase		Increase
	2024	2023	2022	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Equity in income of unconsolidated joint ventures	$3,439	$1,884	$5,957	$1,555	82.5%	$(4,073)	(68.4)%
% of total revenue	3.5%	2.5%	4.2%

Equity in income of unconsolidated joint ventures is the aggregate net income (loss) from our minority-owned supply chain joint venture companies that are not consolidated. Equity in income of unconsolidated joint ventures increased $1.6 million to an income of $3.4 million in 2024 from an income of $1.9 million in 2023 as our unconsolidated joint ventures reported better net income in 2024 as compared to 2023.

Equity in income of unconsolidated joint ventures decreased $4.1 million to an income of $1.9 million in 2023 from an income of $6.0 million in 2022 as our unconsolidated joint ventures reported worse net income in 2023 as compared to 2022. The decreased income in 2023 includes total impairment charges of $1.9 million on two of our equity investments.

Other Income, Net

				2023 to 2024		2022 to 2023
	Years Ended Dec. 31			Increase		Increase
	2024	2023	2022	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Other income, net	$2,047	$2,179	$3,487	$(132)	(6.1)%	$(1,308)	(37.5)%
% of total revenue	2.1%	2.9%	2.5%

Other income, net decreased $0.1 million to an income of $2.0 million for 2024 as compared to an income of $2.2 million in 2023, primarily due to foreign exchange gains of $0.1 million in 2024 compared to foreign exchange gains of $0.2 million in 2023.

Other income, net decreased $1.3 million to an income of $2.2 million for 2023 as compared to an income of $3.5 million in 2022, primarily due to foreign exchange gains of $0.2 million in 2023 compared to foreign exchange gains of $1.6 million in 2022 and compensation received from the China government by one of our consolidated subsidiaries for relocating its facilities to Kazuo in 2022.

Provision for Income Taxes

				2023 to 2024		2022 to 2023
	Years Ended Dec. 31			Increase		Increase
	2024	2023	2022	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Provision for income taxes	$1,134	$160	$2,185	$974	608.8%	$(2,025)	(92.7)%
% of total revenue	1.1%	0.2%	1.5%

Provision for income taxes for 2024 and 2023 were $1.1 million and $0.2 million, respectively, which were mostly related to our consolidated wafer substrate subsidiaries in China and our two partially owned consolidated raw material companies. No income taxes or benefits have been provided for AXT as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. AXT-Tongmei incurred approximately $3,000 in federal income tax liability for the year ended December 31, 2024. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability, we recorded a valuation allowance against our net deferred tax assets of $20.7 million and $17.5 million for the years 2024 and 2023, respectively.

Net (Income) loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

				2023 to 2024		2022 to 2023

	Years Ended Dec. 31			Increase		Increase
	2024	2023	2022	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$167	$1,312	$(2,931)	$(1,145)	(87.3)%	$4,243	144.8%
% of total revenue	0.2%	1.7%	(2.1)%

The decrease in noncontrolling interests and redeemable noncontrolling interests’ share of loss for 2024 as compared to 2023 was primarily due to reduced losses at four of our consolidated subsidiaries in China and by a profit from our other consolidated subsidiary in China.

The decrease in noncontrolling interests and redeemable noncontrolling interests’ share of income to a loss for 2023 as compared to 2022 was primarily due to losses at four of our consolidated subsidiaries in China, partially offset by a profit from our other consolidated subsidiary in China.

Liquidity and Capital Resources

	Year Ended December 31,
	2024	2023	2022

	($ in thousands)
Net cash provided by (used in):
Operating activities	$(12,112)	$3,403	$(8,765)
Investing activities	(4,445)	(2,604)	(25,223)
Financing activities	(536)	8,613	38,031
Effect of exchange rate changes	790	(646)	542
Net change in cash and restricted cash	(16,303)	8,766	4,585
Cash, restricted cash and cash equivalents—beginning year	50,114	41,348	36,763
Cash, restricted cash and cash equivalents —end of year	33,811	50,114	41,348
Short and long-term investments—end of year	—	2,140	11,457
Total cash, restricted cash, cash equivalents and short-term and long-term investments	$33,811	$52,254	$52,805

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of money market accounts, certificates of deposit, corporate bonds and notes, and government securities. As of December 31, 2024, we and our consolidated joint ventures held approximately $24.8 million in cash and investments in bank accounts outside the United States.

Total cash, restricted cash and cash equivalents, short-term and long-term investments decreased by $18.4 million in 2024. As of December 31, 2024, our principal source of liquidity was cash, restricted cash and cash equivalents of $33.8 million. In 2024, cash, restricted cash and cash equivalents decreased by $16.3 million and short-term investments decreased by $2.1 million. The decrease in cash, restricted cash and cash equivalents of $16.3 million in 2024 was primarily due to net cash used in operating activities of $12.1 million, investing activities of $4.4 million and net cash used in financing activities of $0.5 million, partially offset by the positive effect of exchange rate changes of $0.8 million.

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

Net cash used in operating activities of $12.1 million for 2024 was primarily comprised of our net loss of $11.8 million, net change in operating assets and liabilities of $11.7 million and income from equity method investments of $3.4 million, partially offset by adjustment of non-cash items of depreciation and amortization of $9.0 million, return of equity method investments (dividends) of $2.4 million, stock-based compensation of $3.1 million, deferred tax assets of $0.3 million and loss on disposal of equipment of $0.1 million. The $11.7 million net change in operating assets and liabilities primarily resulted from an increase in accounts receivable of $6.9 million, a $6.0 million increase in prepaid expenses and other current assets, a $3.4 million decrease in other long-term liabilities, including royalties, and a $0.7 million increase in inventories, partially offset by an increase in accounts payable of $3.0 million, a $1.3 million decrease in other assets, and a $1.0 million increase in accrued liabilities.

Net cash used in operating activities of $3.4 million for 2023 was primarily comprised of net change in operating assets and liabilities of $7.0 million, adjustment of non-cash items of depreciation and amortization of $8.7 million, return of equity method investments (dividends) of $4.3 million, stock-based compensation of $3.5 million, deferred tax assets of $0.6 million, provision for credit losses of $0.3 million and loss on sale of equity investment of $0.2 million, offset in part by our net loss of $19.2 million and income from equity method investments of $2.1 million. The $7.0 million net change in operating assets and liabilities primarily resulted from a decrease in accounts receivable of $9.3 million, a $1.1 million decrease in inventories and a $0.4 million decrease in other assets, offset in part by a $1.9 million decrease in accrued liabilities, a $1.0 million decrease in other long-term liabilities, including royalties, a $0.7 million increase in prepaid expenses and other current assets, and a decrease in accounts payable of $0.2 million.

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

Net cash used in investing activities of $4.4 million for 2024 was primarily due to property, plant and equipment of $5.8 million in preparation for our new manufacturing sites, additional equipment for our Beijing site and equipment and facility costs incurred by our consolidated subsidiaries and investments in non-marketable equity investments of $0.8 million, which were partially offset by proceeds from maturities and sales of available-for-sale debt securities of $2.2 million.

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

Net cash used in financing activities was $0.5 million for 2024 which mainly consisted of payments on short-term loans of $60.0 million and payments on long term loans of $0.8 million, which were partially offset by the proceeds of $54.5 million from short-term loans in China, and $5.8 million from long-term loans in China.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2024, 2023 and 2022 under this program. As of December 31, 2024, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

For the years ended December 31, 2024, 2023 and 2022, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $2.4 million, $4.3 million and $2.9 million, respectively. In June 2022, July 2022 and August 2022, we received a dividend of $1.3 million from BoYu, $1.5 million from one of our equity investments, Xiaoyi XingAn Gallium Co., Ltd. (“Xiaoyi XingAn”) and $0.1 million from one of our equity investments, JiYa Semiconductor Material Co. Ltd. (“JiYa”), respectively. In April 2023 and November 2023, Xiaoyi XingAn distributed a dividend of $1.8 million, and JiYa distributed dividends of $2.0 million and $0.5 million, respectively. In May 2024 and November 2024, Xiaoyi XingAn distributed a $2.1 million dividend to us, and JiYa distributed a dividend of 0.3 million. For the years ended December 31, 2024 and 2023, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures.

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

We believe that we have adequate cash to meet our operating needs and capital expenditures over the next twelve months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital.

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

Bank Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Short-term loan” in our consolidated balance sheets. The following table represents Short-term bank loans as of December 31, 2024 and 2023 (in thousands, except interest rate data):

		Loan	Interest			December 31,	December 31,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2024	2023
Tongmei	Bank of China (1)	$1,848	3.5%	January-23	January-24	$-	$1,795
		2,184	2.8%	March-23	March-24	-	2,118
		376	2.7%	September-23	September-24	-	386
		876	3.5%	November-23	November-24	-	876
		1,003	3.5%	November-23	November-24	-	1,003
	Bank of China (2)	2,911	3.5%	January-23	January-24	-	2,825
	Bank of China (5)	1,426	2.4%	September-24	September-25	1,370	-
		1,370	2.4%	November-24	November-25	1,370	-
		685	2.7%	November-24	November-25	685	-
	Bank of Communications (1)	1,455	3.3%	January-23	January-24	-	1,414
		1,380	3.8%	May-23	May-24	-	1,414
		1,373	3.8%	July-23	May-24	-	1,414
		1,376	3.0%	May-24	May-25	1,370	-
		2,480	3.0%	June-24	May-25	2,466	-
	China Merchants Bank (1)	4,367	3.7%	January-23	January-24	-	4,235
		1,386	3.5%	January-24	January-25	1,370	-
		692	3.5%	February-24	February-25	685	-
		692	3.5%	April-24	April-25	685	-
	Bank of Beijing (3)	2,290	4.2%	January-23	January-24	-	2,220
		3,541	3.2%	June-23	May-24	-	3,626
		1,380	3.2%	June-23	February-24	-	1,414
		1,414	3.0%	December-23	December-24	-	1,414
		3,600	3.0%	March-24	February-25	3,565	-
		3,580	3.0%	June-24	June-25	3,565	-
	Industrial Bank (1)	2,757	4.3%	June-23	June-24	-	2,825
		2,744	4.3%	July-23	July-24	-	2,825
		2,744	4.3%	September-23	September-24	-	2,825
		2,851	3.9%	September-24	September-25	2,740	-
		2,679	3.9%	October-24	October-25	2,679	-
		1,440	3.2%	November-24	November-25	1,440	-
	NingBo Bank (1)	2,744	4.2%	August-23	September-24	-	2,820
		1,271	4.3%	November-23	November-24	-	1,271
		2,825	4.3%	December-23	December-24	-	2,825
		1,647	4.3%	January-24	January-25	1,630	-
		1,258	4.3%	May-24	March-25	1,255	-
		1,822	3.9%	November-24	November-25	1,822	-
		550	3.9%	December-24	December-25	550	-
	Industrial and Commercial Bank of China (1)	2,744	3.3%	September-23	September-24	-	2,825
		2,851	3.3%	September-24	September-25	2,740	-
	NanJing Bank (1)	2,752	3.8%	October-23	October-24	-	2,752
	China Citic Bank (1)	2,752	2.9%	June-24	June-25	2,740	-
		2,851	2.9%	July-24	July-25	2,740	-
		1,426	2.9%	September-24	September-25	1,370	-
	Agricultural Bank of China (1)	1,235	2.6%	November-24	November-25	1,235	-
		137	2.6%	December-24	December-25	137	-
BoYu	Industrial and Commercial Bank of China (4)	1,414	2.7%	December-23	December-24	-	1,414
	Industrial and Commercial Bank of China (1)	1,426	2.8%	September-24	September-25	1,370	-
	Bank of China (1)	1,204	2.4%	January-23	January-24	-	849
		1,145	2.3%	September-24	September-25	1,096	-
		274	2.4%	December-24	December-25	274	-
	NingBo Bank (1)	1,414	3.3%	November-23	May-24	-	1,414
	Industrial Bank (1)	688	3.6%	September-23	September-24	-	708
		1,370	2.7%	November-24	November-25	1,370	-
	Bank of Communications (1)	1,414	3.0%	November-23	May-24	-	1,414
		274	3.0%	May-24	May-25	274	-
	NanJing Bank (1)	1,370	2.8%	December-24	December-25	1,370	-
	Loan Balance					$45,963	$52,921

Collateral for the above bank loans and line of credit

(1)	Not collateralized.
(2)	ChaoYang LiMei time deposit.
(3)	AXT time deposit.
(4)	BoYu’s land use rights and its building located at its facility in Tianjin, China. In addition, the December 2023 loan attracts a guarantee fee amounting to 0.7% of the loan amount.
(5)	Baoding Tongmei’s land use rights and its building located at its facility in Dingxing, China. In addition, the loan attracts a guarantee fee amounting to 1.0% of the loan amount.

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction of fixed assets. As of December 31, 2024, $5.2 million is included in “Other long-term liabilities” and $411,000 is included in “Short-term loans” in our consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of December 31, 2024, $619,000 is included in “Other long-term liabilities” and $890,000 is included in “Short-term loans” in our consolidated balance sheets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii). We have not entered into any options on non-financial assets.

Contractual Obligations

We lease certain equipment, office space, warehouse and facilities under long-term operating leases expiring at various dates through November 2029. The majority of our lease obligations relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which was scheduled to expire in 2020. Under the terms of the facility lease agreement, in May 2020, we were granted an extension to the term of the lease for an additional three years. Furthermore, in September 2023, we entered into another agreement to extend the lease for an additional five years, commencing December 2023. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. The remainder relate to our lease agreements for a nitrogen system and a facility. The nitrogen system is used during the manufacturing process by our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. The facility, located in Tongzhou, China, has a lease effective from December 2024 and expiring in November 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. All other operating leases have a term of 12 months or less. Total rent expenses under these operating leases charged to selling, general and administrative were approximately $624,000, $510,000 and $458,000 for the years ended December 31, 2024, 2023 and 2022, respectively, primarily related to our Fremont facility. Total rent expenses under these operating leases charged to cost of revenue were approximately $275,000, $285,000 and $303,000 for the years ended December 31, 2024, 2023 and 2022, respectively, primarily related to the nitrogen system at our facility in Dingxing.

In 2020, we and a competitor entered into the Cross License Agreement, which has a term that begins on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period. For the years ended December 31, 2024 and 2023, the royalty expense under the Cross License Agreement was not considered material to our consolidated financial statements.

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of December 31, 2024, we do not have any outstanding purchase orders that will incur a penalty if canceled by the Company.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. During 2024, 2023 and 2022, we recorded a foreign exchange gain of $0.1 million, $0.2 million and $1.6 million, respectively. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of December 31, 2024 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash, restricted cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	December 31,	Interest	Interest	Decline	Increase
Instrument	2024	Rate	Income	Income	Income
Cash, restricted cash and cash equivalents	$33,811	0.80%	$270	$243	$297
Investments in marketable debt securities	—	—%	—	—	—
			$270	$243	$297

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, restricted cash, cash equivalents, short-term investments, and accounts receivable. We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. Our cash, restricted cash, cash equivalents and short-term investments and long-term investments are in high-quality instruments placed with major banks and financial institutions. We have no investments in auction rate securities.

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. One customer accounted for more than 10% of our accounts receivable as of December 31, 2024 and no customer accounted for more than 10% of our accounts receivable as of December 31, 2023.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately held raw material companies located in China either invested directly by us and our subsidiaries or through our consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investment under the fair value method as of December 31, 2024 and 2023 totaled $0.6 million and $0.6 million, respectively (see Note 6 to the consolidated financial statements). Our minority investments under the equity method as of December 31, 2024 and 2023 totaled $14.1 million and $12.5 million, respectively.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, related notes thereto and financial statement schedules required by this item are listed and set forth beginning on page 72, and are incorporated by reference here.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, AXT’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AXT, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AXT, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2024, and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Inventories – Reserve for Excess and Obsolete Inventory

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated inventories balance was $85.1 million as of December 31, 2024, which was net of a reserve of $24.1 million for excess and obsolete inventories. The Company’s inventories are stated at the lower of weighted average costs (approximated by standard cost) or net realizable value. The Company routinely evaluates the levels of its inventories in light of current market conditions in order to identify excess and obsolete inventories, and to provide a reserve for certain inventories to their estimated net realizable value based upon the age, quality and life expectancy of the product, and the projections for sale of the completed products. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and consolidated results of operations.

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

San Jose, California

March 14, 2025

AXT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2024		2023

ASSETS
Current assets:
Cash and cash equivalents	$22,833		$37,752
Restricted cash	10,978		12,362
Short-term investments	—		2,140
Accounts receivable, net of allowances for credit losses of $147 and $579 as of December 31, 2024 and December 31, 2023	25,640		19,256
Inventories	85,077		86,503
Prepaid expenses and other current assets	13,744		12,643
Total current assets	158,272		170,656
Property, plant and equipment, net	159,721		166,348
Operating lease right-of-use assets	2,479		2,799
Other assets	18,842	`	18,898
Total assets	$339,314		$358,701
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,356		$9,617
Accrued liabilities	14,556		19,019
Short-term loans	47,264		52,921
Total current liabilities	74,176		81,557
Noncurrent operating lease liabilities	1,977		2,351
Other long-term liabilities	8,253		5,647
Total liabilities	84,406		89,555
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests (Note 18)	38,577		41,663
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2024 and December 31, 2023 (Liquidation preference of $8,052 and $7,875 as of December 31, 2024 and December 31, 2023)	3,532		3,532
Common stock, $0.001 par value; 70,000 shares authorized; 45,358 and 44,239 shares issued and outstanding as of December 31, 2024 and December 31, 2023	45		44
Additional paid-in capital	241,514		238,452
Accumulated deficit	(43,664)		(32,040)
Accumulated other comprehensive loss	(8,657)		(5,999)
Total AXT, Inc. stockholders’ equity	192,770		203,989
Noncontrolling interests	23,561		23,494
Total stockholders’ equity	216,331		227,483
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$339,314		$358,701

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022

Revenue	$99,361	$75,795	$141,118
Cost of revenue	75,525	62,477	88,997
Gross profit	23,836	13,318	52,121
Operating expenses:
Selling, general and administrative	24,096	22,806	25,654
Research and development	14,543	12,081	13,913
Total operating expenses	38,639	34,887	39,567
Income (loss) from operations	(14,803)	(21,569)	12,554
Interest expense, net	(1,340)	(1,527)	(1,071)
Equity in income of unconsolidated joint ventures	3,439	1,884	5,957
Other income, net	2,047	2,179	3,487
Income (loss) before provision for income taxes	(10,657)	(19,033)	20,927
Provision for income taxes	1,134	160	2,185
Net income (loss)	(11,791)	(19,193)	18,742
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	167	1,312	(2,931)
Net income (loss) attributable to AXT, Inc.	$(11,624)	$(17,881)	$15,811
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.27)	$(0.42)	$0.37
Diluted	$(0.27)	$(0.42)	$0.37
Weighted-average number of common shares outstanding:
Basic	43,154	42,643	42,104
Diluted	43,154	42,643	42,715

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2024	2023	2022

Net income (loss)	$(11,791)	$(19,193)	$18,742
Other comprehensive loss, net of tax:
Change in foreign currency translation loss, net of tax	(3,292)	(3,818)	(10,994)
Change in unrealized gain (loss) on available-for-sale debt investments, net of tax	20	283	(238)
Total other comprehensive loss, net of tax	(3,272)	(3,535)	(11,232)
Comprehensive income (loss) attributable to AXT, Inc.	(15,063)	(22,728)	7,510
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	781	1,965	(1,117)
Comprehensive income (loss) attributable to AXT, Inc.	$(14,282)	$(20,763)	$6,393

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Common Stock
	Preferred				Additional		Accumulated Other	AXT, Inc.		Total
	Stock				Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

Balance as of January 1,2022	883	$3,532	42,886	43	231,622	(29,970)	6,302	211,529	18,317	229,846
Common stock options exercised			172	1	517			518		518
Investment in subsidiary with noncontrolling interest					(466)			(466)	2,699	2,233
Investment in subsidiary with redeemable noncontrolling interest					(471)			(471)		(471)
Restricted stock awards canceled			(91)					—		—
Stock-based compensation					3,273			3,273		3,273
Issuance of common stock in the form of restricted stock			587					—		—
Tongmei stock-based compensation					733			733		733
Noncontrolling interest portion of Tongmei stock-based compensation					100			100	(42)	58
Investment in subsidiary from noncontrolling interest								—	1,887	1,887
Net income						15,811		15,811	1,333	17,144
Other comprehensive loss							(9,420)	(9,420)	(901)	(10,321)
Balance as of December 31, 2022	883	3,532	43,554	44	235,308	(14,159)	(3,118)	221,607	23,293	244,900
Common stock options exercised			4		10			10		10
Investment in subsidiary with noncontrolling interest					(153)			(153)	861	708
Investment in subsidiary with redeemable noncontrolling interest					(155)			(155)		(155)
Restricted stock awards canceled			(23)					—		—
Stock-based compensation					2,779			2,779		2,779
Issuance of common stock in the form of restricted stock			704					—		—
Tongmei stock-based compensation					761			761		761
Noncontrolling interest portion of Tongmei stock-based compensation					(98)			(98)	55	(43)
Net loss						(17,881)		(17,881)	(391)	(18,272)
Other comprehensive loss							(2,881)	(2,881)	(324)	(3,205)
Balance as of December 31, 2023	883	3,532	44,239	44	238,452	(32,040)	(5,999)	203,989	23,494	227,483
Common stock options exercised			12	1	27			28		28
Restricted stock awards canceled			(6)					—		—
Stock-based compensation					2,647			2,647		2,647
Issuance of common stock in the form of restricted stock			1,113					—		—
Tongmei stock-based compensation					450			450		450
Noncontrolling interest portion of Tongmei stock-based compensation					(62)			(62)	31	(31)
Net loss						(11,624)		(11,624)	342	(11,282)
Other comprehensive loss							(2,658)	(2,658)	(306)	(2,964)
Balance as of December 31, 2024	883	$3,532	45,358	$45	$241,514	$(43,664)	$(8,657)	$192,770	$23,561	$216,331

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(11,791)	$(19,193)	$18,742
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,979	8,722	8,119
Amortization of marketable securities premium	—	18	58
Stock-based compensation	3,097	3,540	4,006
Provision for credit losses	—	272	(177)
Loss on sale of equity investment	—	166	—
(Gain) loss on disposal of equipment	118	21	(85)
Return of equity method investments as dividends	2,396	4,316	1,608
Equity in income of unconsolidated joint ventures	(3,439)	(2,050)	(5,957)
Deferred tax assets	265	553	104
Changes in operating assets and liabilities:
Accounts receivable	(6,896)	9,306	4,535
Inventories	(737)	1,073	(31,412)
Prepaid expenses and other current assets	(6,002)	(652)	(3,486)
Other assets	1,261	419	(471)
Accounts payable	3,038	(162)	(5,519)
Accrued liabilities	1,004	(1,897)	(2,127)
Other long-term liabilities	(3,405)	(1,049)	3,297
Net cash provided by (used in) operating activities	(12,112)	3,403	(8,765)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,771)	(10,475)	(28,465)
Purchases of available-for-sale debt securities	—	—	(2,158)
Proceeds from sales and maturities of available-for-sale debt securities	2,160	9,582	5,400
Proceeds from sales of equity securities - 15% Jia Mei	—	827	—
Investments in non-marketable equity investments	(834)	(2,538)	—
Net cash used in investing activities	(4,445)	(2,604)	(25,223)
Cash flows from financing activities:
Proceeds from common stock options exercised	28	10	518
Proceeds from short-term bank loans	54,501	56,470	53,078
Payments on short-term bank loans	(60,092)	(49,210)	(17,798)
Proceeds from capital increase in subsidiary shares from noncontrolling interests	—	708	2,233
Proceeds from long-term loan	5,831	635	—
Payments on long-term loan	(804)
Net cash provided by (used in) financing activities	(536)	8,613	38,031
Effect of exchange rate changes on cash, restricted cash and cash equivalents	790	(646)	542
Net increase (decrease) in cash, restricted cash and cash equivalents	(16,303)	8,766	4,585
Cash, restricted cash and cash equivalents at the beginning of the year	50,114	41,348	36,763
Cash, restricted cash and cash equivalents at the end of the period	$33,811	$50,114	$41,348
Supplemental disclosures:
Income taxes paid, net of refunds	$962	$686	$1,692
Interest expense paid	$2,069	$1,564	$—
Supplemental disclosure of non-cash flow information:
Loan proceeds received by notes receivable	$—	$1,481	$—
Notes receivables paid to purchase fixed assets	$4,572	$4,170	$6,835
Non-cash consideration received from sale of DongFang	$—	$585	$—
Conversion of related party borrowings to Additional Paid-in Capital	$—	$—	$1,887
Investment in subsidiary shares from noncontrolling interest	$—	$308	$937
Bank loan proceeds paid directly to a third-party vendor, included in accounts payable	$—	$—	$474
Sales of land and building to unconsolidated joint venture	$—	$—	$976
Consideration payable in connection with construction in progress, included in accrued liabilities	$857	$6,574	$4,135

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

Our substrate wafers are used when a typical silicon substrate wafer cannot meet the conductive requirements of a semiconductor or optoelectronic device. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. In 2024, our substrate product group generated 68% of our revenue and raw materials product group generated 32%. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

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

Principles of Consolidation

The consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). Baoding Tongmei is located in the city of Dingxing, China. Each of ChaoYang Tongmei and ChaoYang LiMei is located in the city of Kazuo, China. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For the years ended 2024 and 2023, we have three companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our consolidated balance sheets and in our consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the years ended 2024 and 2023, expenses associated with ChaoYang LiMei had a de minimis impact on our consolidated financial statements.

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

In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei. The agreement called for a total investment of approximately $7.6 million, of which Tongmei would fund approximately $3.0 million for a 40.0 percent ownership of ChaoYang KaiMei. In July 2022, the investors completed the initial funding of approximately $2.2 million. Tongmei’s portion of the investment was approximately $0.9 million. In January 2023, Tongmei made an investment of $0.9 million to ChaoYang KaiMei. In each of July 2023 and August 2023, Tongmei made an investment of approximately $0.6 million in ChaoYang KaiMei. These contributions culminated in the fulfillment of all of Tongmei’s financial obligations under the April 2022 ChaoYang KaiMei Joint Venture Agreement. In September 2023, Tongmei entered into another joint venture agreement with the same group of investors. This new agreement called for additional investment of approximately $5.6 million, with Tongmei committing to fund approximately $2.3 million. In December 2023, Tongmei made its initial additional investment of approximately $0.6 million in ChaoYang KaiMei, followed by additional investments of approximately $0.3 million each in June, July and November 2024. Tongmei’s ownership of ChaoYang KaiMei remained at 40% after these equity investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2024 and 2023, the net change in fair value from the placement of the hedge to settlement had a de minimis impact to the consolidated results.

Foreign Currency Translation

The functional currency of our Chinese subsidiaries is the renminbi, the local currency of China. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “Other income, net” for the years presented. The transaction gain totaled $0.1 million, $0.2 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in “Other comprehensive income (loss)”, net of tax in the consolidated statements of comprehensive income (loss).

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of December 31, 2024, or 2023.

	December 31,	December 31,
	2024	2023
Contract liabilities	$1,590	$305

During the three and twelve months ended December 31, 2024, the Company recognized $0 and $156,000, respectively, of revenue that was included in the contract balances as of December 31, 2023. During the three and twelve months ended December 31, 2023, the Company recognized $9,000 and $278,000, respectively, of revenue that was included in the contract balances as of December 31, 2022.

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

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, restricted cash, cash equivalents, investments, and accounts receivable. We invest primarily in money market accounts, certificates of deposit and corporate bonds. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. One customer accounted for more than 10% of our accounts receivable as of December 31, 2024 and no customer accounted for more than 10% of our accounts receivable as of December 31, 2023.

No customer represented 10% of our revenue for the year ended December 31, 2024 and 2023. One customer represented 15% of our revenue for the year ended December 31, 2022. Our top five customers, although not the same five customers for each period, represented 30% of our revenue for the year 2024, 25% of our revenue for the year 2023, and 34% of our revenue for the year 2022.

For the years ended December 31, 2024 and 2023, two third-party customers for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. For the year ended December 31, 2022, one third-party customer for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. Our subsidiaries and raw material joint ventures are a key strategic benefit for us as they further diversify our sources of revenue.

Cash and Cash Equivalents

We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of certificate of deposits. Cash and cash equivalents are stated at cost, which approximates fair value.

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance. As of December 31, 2024, $11.0 million was included in restricted cash in our consolidated balance sheets.

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

In accordance with ASC Topic 326, Financial Instruments – Credit Losses current expected credit loss impairment model, we exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2024 and 2023, our accounts receivable, net balance was $25.6 million and $19.3 million, respectively, which was net of an allowance of $147,000 and $579,000, respectively. During 2024, we decreased the allowance by $432,000. During 2023, we increased the allowance by $272,000. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

As of December 31, 2024 and 2023, the sales returns reserve (included in accrued liabilities) balance was $28,000 and $39,000, respectively. During 2024, we utilized $28,000 and reserved an additional $17,000 and during 2023, we utilized $39,000 and reduced an additional $34,000.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2024 and 2023, accrued product warranties totaled $451,000 and $703,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by some of our customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

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

Impairment of Long-Lived Assets

We evaluate property, plant and equipment and intangible assets for impairment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We did not recognize any impairment charges of long-lived assets in 2024, 2023 and 2022.

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

For the year ended December 31, 2023, one of our PRC joint ventures assessed one of its equity investments was fully impaired. For the year ended December 31, 2023, we divested our equity investment in a PRC joint venture. The impairment and divestiture resulted in a total of $1.9 million in impairment charges in our consolidated financial results. There were no impairment charges during the year ended December 31, 2022 and 2024.

Segment Reporting

We operate in one segment for the design, development, manufacture and distribution of high-performance compound and single element semiconductor substrates and sale of raw materials integral to these substrates. Our chief operating decision-maker (“CODM”) has been identified as our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing our performance for the Company. We discuss revenue and capacity for both AXT and our joint ventures collectively, when determining capacity constraints and need for raw materials in our business, and consider their capacity when determining our strategic and product marketing and advertising strategies. While we consolidate our majority-owned or significantly controlled joint ventures, we do not allocate any portion of overhead, interest and other income, interest expense or taxes to them. We therefore have determined that our joint venture operations do not constitute an operating segment. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements. The CODM regularly evaluates consolidated net income (loss) and functional expenses, including cost of revenue, selling, general and administrative and research and development, to manage Company operations.

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

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2024, 2023 and 2022 were insignificant.

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

Comprehensive Income (loss)

The components of other comprehensive income (loss) include unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss). The balance of accumulated other comprehensive income (loss) is as follows (in thousands):

	As of December 31,
	2024	2023
Accumulated other comprehensive loss:
Unrealized loss on investments, net	$—	$(20)
Cumulative translation adjustment	(9,514)	(6,530)
	(9,514)	(6,550)
Less: Cumulative translation adjustment attributable to noncontrolling interests and redeemable noncontrolling interests	(857)	(551)
Accumulated other comprehensive loss attributable to AXT, Inc.	$(8,657)	$(5,999)

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

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose additional information on specific expense categories in the notes to the financial statements. The Update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Adoption is expected to have an immaterial effect on our consolidated financial statements.

Note 2. Cash, Restricted Cash, Cash Equivalents and Investments

Our cash, restricted cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of December 31, 2024 and 2023, our cash, restricted cash, cash equivalents and debt investments are classified as follows (in thousands):

	December 31, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash, restricted cash and cash equivalents	$33,811	$—	$—	$33,811	$50,114	$—	$—	$50,114
Investments (available-for-sale):
Certificates of deposit [1]	—	—	—	—	2,160	—	(20)	2,140
Total cash, restricted cash, cash equivalents and investments	$33,811	$—	$—	$33,811	$52,274	$—	$(20)	$52,254
Contractual maturities on investments:
Due within 1 year [2]	$—			$—	$2,160			$2,140
	$—			$—	$2,160			$2,140
1.	Certificate of deposit with original maturities of less than three months.
2.	Certificate of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our consolidated balance sheets.
4.	Classified as “Long-term investments” in our consolidated balance sheets.

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

Investments in Privately Held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for the non-consolidated companies, are accounted for under the equity method and included in “Other assets” in the consolidated balance sheets and totaled $14.1 million and $12.5 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there were three companies accounted for under the equity method, respectively.

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

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify our available-for-sale debt securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from bank statements, quoted market prices, broker or dealer statements or quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the year ended December 31, 2024. There have been no transfers between fair value measurement levels during the years ended December 31, 2024 and 2023.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2024, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately held companies accounted for by equity and fair value method (See Note 6). For the year ended December 31, 2023, one of our PRC joint ventures assessed one of its equity investments was fully impaired. For the year ended December 31, 2023, we divested our equity investment in a PRC joint venture. The impairment and divestiture resulted in a total of $1.9 million in impairment charges in our financial results. We had no impairment charges for 2024 and 2022.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	December 31,	December 31,
	2024	2023
Inventories:
Raw materials	$31,743	$32,910
Work in process	50,779	50,008
Finished goods	2,555	3,585
	$85,077	$86,503

As of December 31, 2024 and 2023, carrying values of inventories were net of inventory reserves of $24.1 million and $21.9 million, respectively, for excess and obsolete inventory and $73,000 and $78,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Related Party Transactions

ChaoYang Tongmei purchases raw materials from one of PRC joint ventures, Donghai County Dongfang High Purity Electronic Materials Co., Ltd. (“Dongfang”) for production in the ordinary course of business. In November 2023, the Company completed the sale of Dongfang to a third party. As of December 31, 2024 and 2023, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our consolidated balance sheets.

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

In September 2022, our consolidated subsidiary, ChaoYang LiMei completed the sale of land and its attached buildings to our equity investment entity, ChaoYang KaiMei, for a total consideration of $1.5 million. In January 2023, ChaoYang KaiMei paid to ChaoYang LiMei $1.5 million. As of December 31, 2024, $0 million was included in “Prepaid expenses and other current assets” in our consolidated balance sheets.

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

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	December 31,	December 31,
	2024	2023
Property, plant and equipment:
Machinery and equipment, at cost	$67,917	$65,918
Less: accumulated depreciation and amortization	(44,065)	(42,112)
Building, at cost	137,420	125,786
Less: accumulated depreciation and amortization	(26,310)	(23,339)
Leasehold improvements, at cost	7,575	7,596
Less: accumulated depreciation and amortization	(6,347)	(5,984)
Construction in progress	23,531	38,483
	$159,721	$166,348

As of December 31, 2024, the balance of construction in progress was $23.5 million, of which $17.9 million was related to our buildings in our Dingxing and Kazuo locations, $1.4 million was for manufacturing equipment purchases not yet placed in service and $4.3 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2023, the balance of construction in progress was $38.5 million, of which $31.2 million was related to our buildings in our Dingxing and Kazuo locations, $3.1 million was for manufacturing equipment purchases not yet placed in service and $4.2 million was from our construction in progress for our other consolidated subsidiaries.

Depreciation and amortization expense was $9.0 million, $8.7 million and $8.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 6. Investments in Privately Held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain.

The investments are summarized below (in thousands):

	Investment Balance as of
	December 31,	December 31,	Accounting	Ownership *
Company	2024	2023	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	3,122	3,122	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$14,211	$14,211

Beijing JiYa Semiconductor Material Co., Ltd.	$4,867	3,806	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	5,304	5,516	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	3,895	3,154	Equity	***** 40%
	$14,066	$12,476

Emeishan Jia Mei High Purity Metals Co., Ltd.	551	551	Fair value	****** 10%
	$551	$551

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

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to an unrelated third party for approximately $827,000. Considering our decreased ownership and that we no longer have significant influence over its operations and financial policies, we adopted the fair value method of accounting to report on the investment in Jia Mei. As Jia Mei's equity interest is without a readily determinable fair value, we elected to use the measurement alternative to measure at cost, less any impairment, plus or minus fair value changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As a result of the share sale, we recognized a gain of $575,000. Additionally, in accordance with ASC Topic 321, Investments–Equity Securities, we adjusted the investment in Jia Mei to its fair value at the time of the sale. The gain resulting from the sale and the subsequent remeasurement was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the consolidated statements of operations for the twelve months ended December 31, 2023. The gain from the sale and the subsequent remeasurement includes the following:

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our consolidated balance sheets and totaled $14.1 million and $12.5 million as of December 31, 2024 and 2023, respectively. Our respective ownership interests in ChaoYang KaiMei, JiYa, Xiaoyi XingAn and Jia Mei was

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

For the years ended December 31, 2024, 2023 and 2022, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $2.4 million, $4.3 million and $2.9 million, respectively. In June 2022, July 2022 and August 2022, we received a dividend of $1.3 million from BoYu, $1.5 million from Xiaoyi XingAn and $0.1 million from JiYa, respectively. In April 2023, Xiaoyi XingAn distributed a dividend of $1.8 million to us. Additionally, in both April 2023 and November 2023, JiYa distributed dividends to us, totaling $2.0 million and $0.5 million, respectively. In May 2024 and November 2024, we received a dividend of $2.1 million from Xiaoyi XingAn and $0.3 million from JiYa, respectively. For the years ended December 31, 2024 and 2023, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity entities had the following summarized income information (in thousands) for the years ended December 31, 2024, 2023 and 2022, respectively: (The 2023 income information includes results of Jia Mei for Q1 and Q2.)

				Our share for the
	Year Ended			Year Ended
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
Net revenue	$37,591	$32,544	$48,139	$11,715	$10,033	$15,031
Gross profit	17,747	11,698	27,000	5,374	3,365	8,229
Operating income	13,780	10,115	24,987	3,889	2,724	7,532
Net income	11,944	8,681	19,104	3,439	1,884	5,957

These minority investment entities that are not consolidated, but rather are accounted for under the equity method, had the following summarized balance sheet information (in thousands) as of December 31, 2024 and 2023, respectively: (The 2023 balance sheet information excludes Jia Mei.)

	As of December 31,
	2024	2023
Current assets	$34,858	$31,636
Noncurrent assets	20,975	19,751
Current liabilities	5,602	7,367
Noncurrent liabilities	6,165	—

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was an income of $3.4 million, $1.9 million and $6.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Undistributed retained earnings relating to our investments in these minority investment entities amounted to $9.2 million and $8.1 million as of December 31, 2024 and 2023, respectively.

Note 7. Balance Sheets Details

Other Assets

The components of other assets are summarized below (in thousands):

	As of December 31,
	2024	2023
Equity method investments	$14,066	$12,476
Value added tax receivable, long term	194	1,291
Other intangible assets	1,710	1,821
Deferred tax assets	1,418	1,683
Other assets	1,454	1,627
	$18,842	$18,898

Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2024	2023
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	2,832	3,707
Payable in connection with construction in progress	1,985	7,249
Advances from customers	1,590	305
Accrued professional services	1,460	868
Current portion of operating lease liabilities	536	458
Accrued product warranty	451	703
Other tax payable	399	493
Other personnel-related costs	256	286
Accrued income taxes	127	—
Accrual for sales returns	28	39
Other accrued liabilities	1,991	2,010
	$14,556	$19,019

Note 8. Bank Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Short-term loan” in our consolidated balance sheets. The following table represents short-term bank loans as of December 31, 2024 and 2023 (in thousands, except interest rate data):

		Loan	Interest			December 31,	December 31,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2024	2023
Tongmei	Bank of China (1)	$1,848	3.5%	January-23	January-24	$-	$1,795
		2,184	2.8%	March-23	March-24	-	2,118
		376	2.7%	September-23	September-24	-	386
		876	3.5%	November-23	November-24	-	876
		1,003	3.5%	November-23	November-24	-	1,003
	Bank of China (2)	2,911	3.5%	January-23	January-24	-	2,825
	Bank of China (5)	1,426	2.4%	September-24	September-25	1,370	-
		1,370	2.4%	November-24	November-25	1,370	-
		685	2.7%	November-24	November-25	685	-
	Bank of Communications (1)	1,455	3.3%	January-23	January-24	-	1,414
		1,380	3.8%	May-23	May-24	-	1,414
		1,373	3.8%	July-23	May-24	-	1,414
		1,376	3.0%	May-24	May-25	1,370	-
		2,480	3.0%	June-24	May-25	2,466	-
	China Merchants Bank (1)	4,367	3.7%	January-23	January-24	-	4,235
		1,386	3.5%	January-24	January-25	1,370	-
		692	3.5%	February-24	February-25	685	-
		692	3.5%	April-24	April-25	685	-
	Bank of Beijing (3)	2,290	4.2%	January-23	January-24	-	2,220
		3,541	3.2%	June-23	May-24	-	3,626
		1,380	3.2%	June-23	February-24	-	1,414
		1,414	3.0%	December-23	December-24	-	1,414
		3,600	3.0%	March-24	February-25	3,565	-
		3,580	3.0%	June-24	June-25	3,565	-
	Industrial Bank (1)	2,757	4.3%	June-23	June-24	-	2,825
		2,744	4.3%	July-23	July-24	-	2,825
		2,744	4.3%	September-23	September-24	-	2,825
		2,851	3.9%	September-24	September-25	2,740	-
		2,679	3.9%	October-24	October-25	2,679	-
		1,440	3.2%	November-24	November-25	1,440	-
	NingBo Bank (1)	2,744	4.2%	August-23	September-24	-	2,820
		1,271	4.3%	November-23	November-24	-	1,271
		2,825	4.3%	December-23	December-24	-	2,825
		1,647	4.3%	January-24	January-25	1,630	-
		1,258	4.3%	May-24	March-25	1,255	-
		1,822	3.9%	November-24	November-25	1,822	-
		550	3.9%	December-24	December-25	550	-
	Industrial and Commercial Bank of China (1)	2,744	3.3%	September-23	September-24	-	2,825
		2,851	3.3%	September-24	September-25	2,740	-
	NanJing Bank (1)	2,752	3.8%	October-23	October-24	-	2,752
	China Citic Bank (1)	2,752	2.9%	June-24	June-25	2,740	-
		2,851	2.9%	July-24	July-25	2,740	-
		1,426	2.9%	September-24	September-25	1,370	-
	Agricultural Bank of China (1)	1,235	2.6%	November-24	November-25	1,235	-
		137	2.6%	December-24	December-25	137	-
BoYu	Industrial and Commercial Bank of China (4)	1,414	2.7%	December-23	December-24	-	1,414
	Industrial and Commercial Bank of China (1)	1,426	2.8%	September-24	September-25	1,370	-
	Bank of China (1)	1,204	2.4%	January-23	January-24	-	849
		1,145	2.3%	September-24	September-25	1,096	-
		274	2.4%	December-24	December-25	274	-
	NingBo Bank (1)	1,414	3.3%	November-23	May-24	-	1,414
	Industrial Bank (1)	688	3.6%	September-23	September-24	-	708
		1,370	2.7%	November-24	November-25	1,370	-
	Bank of Communications (1)	1,414	3.0%	November-23	May-24	-	1,414
		274	3.0%	May-24	May-25	274	-
	NanJing Bank (1)	1,370	2.8%	December-24	December-25	1,370	-
	Loan Balance					$45,963	$52,921

Collateral for the above bank loans and line of credit

(1)	Not collateralized.
(2)	ChaoYang LiMei time deposit.
(3)	AXT time deposit.
(4)	BoYu’s land use rights and its building located at its facility in Tianjin, China. In addition, the December 2023 loan attracts a guarantee fee amounting to 0.7% of the loan amount.
(5)	Baoding Tongmei’s land use rights and its building located at its facility in Dingxing, China. In addition, the loan attracts a guarantee fee amounting to 1.0% of the loan amount.

Long-term Loans

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction projects. As of December 31, 2024, $5.2 million is included in “Other long-term liabilities” and $411,000 is included in “Short-term loans” in our consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of December 31, 2024, $619,000 associated with this financing arrangement is included in “Other long-term liabilities” and $890,000 is included in “Short-term loans” in our consolidated balance sheets.

As of December 31, 2024, the maturities of our long-term loan liabilities in five years (including current portion) are as follows (in thousands):

Maturity of long-term loans
2025	$1,301
2026	1,301
2027	959
2028	1,233
2029	2,347

In summary, short-term loans of $47.3 million included under “Short-term loans” in our consolidated balance sheet at December 31, 2024, consisted of $46.0 million of short-term bank loans and $1.3 million of the current portion of long-term debt. Long-term loans of $5.8 million included under “Other long-term liabilities” in our consolidated balance sheet at December 31, 2024 consisted of $5.2 million in a five-year bank loan and $0.6 million in a loan secured by ChaoYang XinMei.

Note 9. Stockholders’ Equity and Stock Repurchase Program

Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2024 and 2023, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Changes in AXT, Inc.’s ownership interests in consolidated subsidiaries

The effects of changes in the Company’s ownership interests in its less than 100% owned subsidiaries on the Company’s equity are as follows:

	As of December 31,
	2024	2023
Net loss attributable to AXT, Inc.	$(11,624)	$(17,881)
Decrease in additional paid-in capital for:
Investment in subsidiary with noncontrolling interest	—	(308)
Change from net loss attributable to AXT, Inc., net of transfers to noncontrolling interests	$(11,624)	$(18,189)

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2024, 2023 and 2022 under this program. As of December 31, 2024, approximately $2.7 million remained available for future repurchases under this program.

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In 2024, 2023 and 2022, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year-to-date dividends on the Series A preferred stock when calculating our earnings per share.

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

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is a replacement of the 2007 Plan. The 399,562 share reserve of the 2007 Plan became the reserve of the 2015 Plan, together with 3,000,000 additional shares approved for issuance under the 2015 Plan. In May 2019, our stockholders approved

1,600,000 of additional shares for issuance under the 2015 Plan. In May 2021, our stockholders approved 3,600,000 of additional shares for issuance under the 2015 Plan. In May 2024, our stockholders approved 3,600,000 of additional shares for issuance under the 2015 Plan. Awards that may be made under the 2015 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2015 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than four years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). However, options granted to consultants and restricted stock awards granted to independent board members typically vest in one year and the 2015 Plan does allow for similar vesting to employees. As of December 31, 2024, approximately 3.7 million shares were available for grant under the 2015 Plan.

Stock Options

The following table summarizes the stock option transactions for each of the years ended December 31, 2022, 2023 and 2024 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2022	1,378	$4.83	5.60	$5,573
Granted	—	—
Exercised	(172)	3.02
Canceled and expired	—	—
Balance as of December 31, 2022	1,206	$5.09	5.08	$630
Granted	—	—
Exercised	(4)	2.30
Canceled and expired	(4)	4.12
Balance as of December 31, 2023	1,198	$5.10	4.09	$14
Granted	—	—
Exercised	(12)	2.24
Canceled and expired	(11)	2.47
Balance as of December 31, 2024	1,175	$5.16	3.16	$—
Options exercisable as of December 31, 2024	1,175	$5.16	3.16	$—

The options outstanding and exercisable as of December 31, 2024 were in the following exercise price ranges (in thousands, except per share data):

						Options Vested and
			Options Outstanding as of			Exercisable as of
			December 31, 2024			December 31, 2024
					Weighted‑average
Range of				Weighted‑average	Remaining		Weighted‑Average
Exercise Price			Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$2.18	-	$2.18	53	$2.18	0.84	53	$2.18
$2.56	-	$2.56	11	$2.56	1.01	11	$2.56
$3.06	-	$3.06	330	$3.06	4.85	330	$3.06
$5.21	-	$5.21	352	$5.21	1.82	352	$5.21
$5.77	-	$5.77	245	$5.77	3.85	245	$5.77
$7.95	-	$7.95	60	$7.95	2.08	60	$7.95
$9.50	-	$9.50	124	$9.50	2.82	124	$9.50
			1,175	$5.16	3.16	1,175	$5.16

There were 12,000, 4,000 and 172,000 options exercised in the years ended December 31, 2024, 2023 and 2022, respectively. The total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022, was $29,000, $7,000 and $0.8 million, respectively.

As of December 31, 2024, the unamortized compensation costs related to unvested stock options granted to employees under our 2015 plan was $0. We did not capitalize any stock-based compensation to inventory as of December 31, 2024 and 2023, as the amount was insignificant.

Restricted Stock Awards

A summary of activity related to restricted stock awards for the years ended December 31, 2022, 2023 and 2024 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2022	875	$6.26
Granted	513	$4.67
Vested	(387)	$6.01
Forfeited	(17)	$5.34
Non-vested as of December 31, 2022	984	$5.55
Granted	692	$2.20
Vested	(446)	$5.25
Forfeited	(10)	$6.37
Non-vested as of December 31, 2023	1,220	$3.75
Granted	811	$2.40
Vested	(485)	$4.39
Forfeited	(5)	$2.99
Non-vested as of December 31, 2024	1,541	$2.84

Total fair value of stock awards vested during the years ended December 31, 2024, 2023 and 2022 was $2.1 million, $2.3 million and $2.3 million, respectively. As of December 31, 2024, we had $3.8 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 1.5 years.

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

On February 20, 2024, the Compensation Committee recommended, and the Board approved, the grant to Dr. Morris Young of 223,590 at-risk, performance shares under the Plan. On February 20, 2024, the Compensation Committee approved the grant to Gary Fischer of 77,600 at-risk, performance shares under the Plan. If the minimum financial metric for fiscal year 2024 is achieved, then based upon a performance formula, a corresponding portion of the 223,590 shares issued to Dr. Young would be eligible to vest and a corresponding portion of the 77,600 shares issued to Mr. Fischer would be eligible to vest. If the target financial metric is exceeded, then additional shares above the target number of shares are earned based on such performance formula and the maximum number of additional shares earned is capped at 100% of the target. If the minimum financial metric for fiscal year 2024 is not achieved, then these awards are forfeited. On February 18, 2025, the Compensation Committee met and certified that the year-over-year annual revenue growth rate achieved for fiscal year 2024, expressed as a percentage, was 200%. Therefore, the maximum number of at-risk performance shares became eligible to vest.

A summary of the status of our unvested at-risk, performance shares as of December 31, 2024 is presented below (in thousands, except per share data):

			Weighted-Average
			Grant Date
Stock Awards	Shares		Share Value
Non-vested as of January 1, 2023	76	*	$15.37
Granted	13		$3.71
Vested	(38)		$15.37
Forfeited	(13)		$3.71
Non-vested as of December 31, 2023	38		$15.37
Granted	301	**	$2.28
Vested	(38)		$15.37
Forfeited	—		$—
Non-vested as of December 31, 2024	301		$2.28

*The number of share presented is based on achieving 150% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

**The number of share presented is based on achieving 200% of the targeted financial performance metric as defined in the at-risk, performance shares agreement

As of December 31, 2024, there was $0.3 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.9 years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance as of December 31, 2024 (in thousands, except per share data):

Options outstanding	1,175
Restricted stock awards outstanding	1,842
Stock available for future grant: 2015 Equity Incentive Plan	3,733
Total	6,750

Stock-based Compensation

We recorded $3.1 million, $3.5 million and $4.0 million of stock-based compensation in our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Year Ended
	December 31,
	2024	2023	2022
Cost of revenue	$322	$414	$379
Selling, general and administrative	2,295	2,502	2,947
Research and development	480	624	680
Net effect on net loss	$3,097	$3,540	$4,006
Shares used in computing basic net income (loss) per share	43,154	42,643	42,104
Shares used in computing diluted net income (loss) per share	43,154	42,643	42,715
Effect on basic net income (loss) per share	$0.07	$0.08	$0.10
Effect on diluted net income (loss) per share	$0.07	$0.08	$0.09

We estimate the fair value of stock options using a Black-Scholes option pricing model. There were no stock options granted during 2024, 2023 and 2022.

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

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our contributions to the Savings Plan were $188,000, $186,000 and $191,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the consolidated balance sheets, during 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023
Beginning accrued product warranty	$703	$669
Accruals for warranties issued	353	794
Adjustments related to pre-existing warranties including expirations and changes in estimates	(22)	(159)
Cost of warranty repair	(583)	(601)
Ending accrued product warranty	$451	$703

Note 12. Income Taxes

Consolidated income (loss) before provision for income taxes was a loss of $10.7 and $19.0 million for the years ended December 31, 2024 and 2023, respectively, and income of $20.9 million for the year ended December 31, 2022. We recorded a current and deferred tax provision of $1.1 million, $0.2 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The components of the provision for income taxes are summarized below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$3	$(317)	$848
State	18	41	34
Foreign	910	(62)	918
Total current	931	(338)	1,800
Deferred:
Federal	144	(9)	(591)
State	6	(7)	(4)
Foreign	53	514	980
Total deferred	203	498	385
Total provision for income taxes	$1,134	$160	$2,185

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefits	(0.2)	1.6	0.1
Valuation allowance	(32.3)	(25.7)	(19.3)
Stock-based compensation	(2.4)	(1.7)	0.7
Foreign tax rate differential	(1.5)	6.1	(2.6)
Foreign tax incentives	1.9	0.1	(3.5)
Foreign income inclusion	—	—	18.9
Tax effect in equity method loss or gain from unconsolidated affiliates	2.8	0.4	(3.0)
Other	0.1	(2.6)	(1.8)
Effective tax rate	(10.6)%	(0.8)%	10.5%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$17,220	$14,362
Accruals, reserves and other	4,542	4,349
Credit carryforwards	207	206
Operating lease liability	268	325
Gross deferred tax assets	22,237	19,242
Valuation allowance	(20,722)	(17,462)
Total deferred tax assets	1,515	1,780
Deferred tax liabilities:
Operating lease right-of-use assets	(261)	(323)
Total net deferred tax assets (included in other assets)	$1,254	$1,457

As of December 31, 2024 we have federal net operating loss (“NOL”) carryforwards of approximately $46.4 million, which will begin to expire in 2025. We have California net operating loss carryforwards of approximately $108,000 as of December 31, 2024.

The deferred tax assets valuation allowance as of December 31, 2024 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, NOL carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses related to domestic operations, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance increased by $3.3 million and $5.6 million for the year ended December 31, 2024 and 2023, respectively.

The China Enterprise Income Tax Law (“EIT”) imposes a single uniform income tax rate of 25% on all Chinese enterprises. Our subsidiaries in China have qualified for a preferential 15% tax rate that is available for High and New Technology Enterprises (“HTE”). In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. We realized benefits from this 10% reduction in tax rate of $348,000, $47,000 and $0.9 million for 2024, 2023 and 2022, respectively. As of December 31, 2024, the favorable tax rate is still valid for the Company and it will stay the same for next year if there is no change of the business nature. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

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

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership changes that might have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If there is a change of control, utilization of our NOL or tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Until a Section 382 study for the year-ended December 31, 2024 is completed and any limitation known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our NOL carryforwards and R&D credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no net impact to the consolidated balance sheets or statements of operations if an adjustment were required.

During fiscal year 2024 and 2023, the amount of gross unrecognized tax benefits was $1.1 million as of December 31, 2024 and 2023. The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. To date, such interest and penalties have not been material. All of the unrecognized tax benefit would impact the effective tax rate in future periods if recognized.

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

On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The law is intended to address inflation by paying down the national debt, lower consumer energy costs, provide incentives for the production of clean energy and reduce health care costs. The new law imposes a 1% excise tax on corporate buybacks, and a 15% minimum tax on the adjust financial statement income (AFSI) for corporations with average annual AFSI over a three-tax year period in excess of $1 billion. The Company does not anticipate the IRA to have a material impact on its financial statements.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Year ended
	December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to AXT, Inc.	$(11,624)	$(17,881)	$15,811
Less: Preferred stock dividends	(177)	(177)	(177)
Net income (loss) available to common stockholders	$(11,801)	$(18,058)	$15,634
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	43,154	42,643	42,104
Effect of dilutive securities:
Common stock options	—	—	333
Restricted stock awards	—	—	278
Denominator for dilutive net income (loss) per common shares	43,154	42,643	42,715
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.27)	$(0.42)	$0.37
Diluted	$(0.27)	$(0.42)	$0.37

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,175	1,198	220
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,842	1,258	291

Note 14. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound and single element semiconductor substrates and sale of raw materials integral to these substrates. In accordance with ASC Topic 280, Segment Reporting, our chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements. The CODM regularly evaluates consolidated net income (loss) and functional expenses, including cost of revenue, selling, general and administrative and research and development, to manage Company operations. No additional disaggregated expense categories are presented beyond those already disclosed in the primary financial statements.

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Year Ended
	December 31,
	2024	2023	2022
Product Type:
Substrates	$67,748	$47,466	$111,094
Raw materials and others	31,613	28,329	30,024
Total	$99,361	$75,795	$141,118

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Year Ended
	December 31,
	2024	2023	2022
Geographical region:
China	$56,119	$39,778	$55,414
Taiwan	14,098	8,651	28,780
Japan	4,979	4,641	11,724
Asia Pacific (excluding China, Taiwan and Japan)	2,818	3,814	4,188
Europe (primarily Germany)	13,766	12,315	20,592
North America (primarily the United States)	7,581	6,596	20,420
Total	$99,361	$75,795	$141,118

Long-lived assets consist primarily of property, plant and equipment, and operating lease right-of-use assets are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of December 31,
	2024	2023
Long-lived assets by geographic region, net of depreciation:
North America	$1,353	$1,631
China	160,847	167,516
	$162,200	$169,147

Note 15. Other income (expense), net

The components of other income (expense), net are summarized below (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Foreign exchange gain (loss)	$91	$169	$1,573
Income from local China government subsidy	2,239	2,557	1,710
Other income (expense)	(283)	(547)	204
	$2,047	$2,179	$3,487

Note 16. Commitments and Contingencies

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

On May 6, 2024, a putative shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities, against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The court transferred the case to the Northern District of California, where our headquarters are located. A lead plaintiff has been appointed and an amended complaint was filed. The amended complaint asserts a putative class period from March 24, 2021 and April 3, 2024, inclusive (the “Class Period”). The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and seeks unspecified monetary relief, interest, and attorneys’ fees. Defendants ‘motion to dismiss is fully briefed and pending before the Court.

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by an alleged shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, current directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant (together, “Defendants”). Defendants moved to dismiss on November 6, 2024, following which the plaintiff filed an amended complaint on November 20, 2024. The amended complaint asserts that the Defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. On November 27, 2024, Defendants again moved to dismiss. The motion to dismiss is fully briefed and pending before the Court.

It is not possible at this time to reasonably assess the final outcomes of these litigations or to reasonably estimate the possible loss or range of loss with respect to these litigations. We believe these claims to be meritless and intend to vigorously defend against them.

Leases

We lease certain equipment, office space, warehouse and facilities under long-term operating leases expiring at various dates through November 2029. The majority of our lease obligations relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which was scheduled to expire in 2020. Under the terms of the facility lease agreement, in May 2020, we were granted an extension to the term of the lease for an additional three years. Furthermore, in September 2023, we entered into another agreement to extend the lease for an additional five years, commencing December 2023. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. The remainder relate to our lease agreements for a nitrogen system and a facility. The nitrogen system is used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. The facility, located in Tongzhou, China, has a lease effective from December 2024 and expiring in November 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by these leases. All other operating leases have a term of 12 months or less.

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

As of December 31, 2024, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2025	$630
2026	653
2027	670
2028	651
2029	191
Thereafter	-
Total minimum lease payments	2,795
Less: Interest	(282)
Present value of lease obligations	2,513
Less: Current portion, included in accrued liabilities	(536)
Long-term portion of lease obligations	$1,977

The weighted average remaining lease term and the weighted-average discount rate for our operating leases are as follows:

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	4.27	5.22
Weighted-average discount rate	5.02%	5.14%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Year Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$603	$578

The components of lease expense are as follows (in thousands) within our consolidated statements of operations:

	Year Ended
	December 31,
	2024	2023
Operating lease	$615	$548
Short-term lease expense	170	143
Total	$785	$691

Royalty Agreement

In 2020, we and a competitor entered into a cross license and covenant agreement (the “Cross License Agreement”), which has a term that began on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period. For the years ended December 31, 2024 and 2023, the royalty expense under the Cross License Agreement was not considered material to our consolidated financial statements.

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

Not applicable.

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

The components of the change in redeemable noncontrolling interests for the years ended December 31, 2024 and 2023 are presented in the following table (in thousands):

Balance as of January 1, 2023	$44,846
Investment in subsidiary with redeemable noncontrolling interest	155
Equity issuance costs incurred	(880)
Stock-based compensation attributable to redeemable noncontrolling interests	52
Net income attributable to redeemable noncontrolling interests	(920)
Effect of foreign currency translation on redeemable noncontrolling interests	(1,260)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(330)
Balance as of December 31, 2023	41,663
Equity issuance costs incurred	(992)
Stock-based compensation attributable to redeemable noncontrolling interests	34
Net loss attributable to redeemable noncontrolling interests	(509)
Effect of foreign currency translation on redeemable noncontrolling interests	(1,311)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(308)
Balance as of December 31, 2024	$38,577

Note 19. Subsequent Events

In January, February and March 2025, the Company obtained a total of $8.4 million in new one-year bank loans with interest rates ranging from 2.5% to 3.9%. Of the $8.4 million, $6.0 million is unsecured, while the remaining $2.4 million is collateralized by real estate. In February 2025, the Company secured a fourteen-month unsecured bank loan in an amount of $2.7 million with an interest rate of 3.2%. The Company repaid $7.4 million of existing loans in January and February 2025.

Item 16. Form 10-K Summary

Not applicable.

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2024

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of Certificate of Incorporation
3.3(3)	Certificate of Amendment to the Restated Certificate of Incorporation
3.4(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).
3.5(5)	Second Amended and Restated By Laws
3.6(6)	Amended and Restated Section 5.1 of Article V of the Second Amended and Restated Bylaws of AXT, Inc.
3.7(7)	Certificate of Amendment to By Laws
4.1	Description of Securities
10.1(8)*	Form of Indemnification Agreement for directors and officers
10.2(9)*	2007 Equity Incentive Plan (amended December 8, 2008)
10.3(10)*	Forms of agreements under the 2007 Equity Incentive Plan
10.4(11)*	Amended and Restated Employment Offer Letter between the Company and Dr. Morris S. Young dated December 4, 2012
10.5(12)*	Employment Letter Agreement between the Company and Mr. Gary L. Fischer
10.6(13)*	2015 Equity Incentive Plan, as amended
10.7(14)*	Executive Incentive Plan
10.8	Form of Capital Increase Agreement between Beijing Tongmei Xtal Technologies Co., Ltd. and certain investors
10.8(a)	Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.11 hereto
10.9	Form of First Supplemental Agreement between Beijing Tongmei Xtal Technology Co., Ltd. and certain investors
10.9(a)	Schedule identifying agreements substantially identical to the form of First Supplemental Agreement filed as Exhibit 10.12 hereto
10.10	Form of Second Supplemental Agreement between Beijing Tongmei Xtal Technology Co., Ltd. and certain investors
10.10(a)	Schedule identifying agreements substantially identical to the form of Second Supplemental Agreement filed as Exhibit 10.13 hereto
10.11	Letter of Commitment on Share Lock-up
10.12	Letter of Commitment on the Shareholding Intention and Share Reduction Intention
10.13	Letter of Commitment on Plan for Stabilizing Tongmei’s Stock Price within Three Years upon the Listing and the Restraint Measures
10.14	Letter of Commitment on Share Repurchase for Fraudulent Listing
10.15	Letter of Commitment on No False Records, Misleading Statements or Major Omissions in the Prospectus
10.16	Letter of Commitment on Filling the Diluted Spot Return
10.17	Letter of Commitment on Restraint Measures for Nonperformance of the Commitments
10.18	Letter of Commitment on Avoiding Horizontal Competition
10.19	Letter of Commitment on Regulating and Reducing Related Party Transactions

10.20	Letter of Commitment on Avoiding Illegal Guarantees
10.21	Statement and Letter of Commitment
10.22	Special Commitment Letter for Disclosure of Shareholders’ Information and Verification of Retired Personnel of CSRC
12.1	Computation of Ratio of Earnings to Fixed Charges
19.1	Insider Trading Policy
21.1	List of Subsidiaries
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 †	Certification by Chief Einsiderxecutive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 †	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase. Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.
(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.
(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.
(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.
(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.
(8)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on October 31, 2014.
(9)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10-K filed with the SEC on March 31, 2009.
(10)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(11)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 4, 2012.
(12)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 12, 2014.
(13)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on May 20, 2024.
(14)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on February 26, 2016.

*	Management contract or compensatory plan.

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

Date: March 14, 2025

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

Signature	Title	Date

/s/ MORRIS S. YOUNG	Chief Executive Officer and Chairman of the Board of Directors	March 14, 2025
Morris S. Young	(Principal Executive Officer)

/s/ GARY L. FISCHER	Chief Financial Officer and Corporate Secretary	March 14, 2025
Gary L. Fischer	(Principal Financial Officer and Principal Accounting Officer)

/s/ JESSE CHEN	Lead Independent Director	March 14, 2025
Jesse Chen

/s/ DAVID C. CHANG	Director	March 14, 2025
David C. Chang

/s/ Christine Russell	Director	March 14, 2025
Christine Russell