Form 10-Q
period 2025-03-31
AXT INC
filed 2025-05-14
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2025

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

As of May 1, 2025, 45,603,682 shares, $0.001 par value, of the registrant’s common stock were outstanding.

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$31,584	$22,833
Restricted cash	6,600	10,978
Accounts receivable, net of allowances for credit losses of $147 and $147 as of March 31, 2025 and December 31, 2024	22,863	25,640
Inventories	80,409	85,077
Prepaid expenses and other current assets	8,075	13,744
Total current assets	149,531	158,272
Property, plant and equipment, net	159,035	159,721
Operating lease right-of-use assets	2,353	2,479
Other assets	22,558	18,842
Total assets	$333,477	$339,314
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,106	$12,356
Accrued liabilities	11,630	14,556
Short-term loans	52,520	47,264
Total current liabilities	75,256	74,176
Noncurrent operating lease liabilities	1,855	1,977
Other long-term liabilities	10,194	8,253
Total liabilities	87,305	84,406
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	38,125	38,577
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (Liquidation preference of $8,096 and $8,052 as of March 31, 2025 and December 31, 2024)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 45,604 and 45,358 shares issued and outstanding as of March 31, 2025 and December 31, 2024	46	45
Additional paid-in capital	242,147	241,514
Accumulated deficit	(52,462)	(43,664)
Accumulated other comprehensive loss	(8,226)	(8,657)
Total AXT, Inc. stockholders’ equity	185,037	192,770
Noncontrolling interests	23,010	23,561
Total stockholders’ equity	208,047	216,331
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$333,477	$339,314

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024

Revenue	$19,356	$22,688
Cost of revenue	20,597	16,594
Gross profit (loss)	(1,241)	6,094
Operating expenses:
Selling, general and administrative	5,916	6,227
Research and development	3,118	3,214
Total operating expenses	9,034	9,441
Loss from operations	(10,275)	(3,347)
Interest expense, net	(269)	(349)
Equity in income of unconsolidated joint ventures	248	890
Other income, net	354	1,032
Loss before provision for income taxes	(9,942)	(1,774)
Provision for income taxes	74	274
Net loss	(10,016)	(2,048)
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,218	(35)
Net loss attributable to AXT, Inc.	$(8,798)	$(2,083)
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.20)	$(0.05)
Diluted	$(0.20)	$(0.05)
Weighted-average number of common shares outstanding:
Basic	43,554	42,987
Diluted	43,554	42,987

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2025	2024

Net loss	$(10,016)	$(2,048)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation income (loss), net of tax	537	(2,010)
Change in unrealized gain on available-for-sale debt investments, net of tax	—	7
Total other comprehensive income (loss), net of tax	537	(2,003)
Comprehensive loss	(9,479)	(4,051)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,112	341
Comprehensive loss attributable to AXT, Inc.	$(8,367)	$(3,710)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,016)	$(2,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,223	2,192
Stock-based compensation	646	809
Gain on disposal of equipment	(3)	—
Equity in income of unconsolidated joint ventures	(248)	(890)
Deferred tax assets	(11)	40
Changes in operating assets and liabilities:
Accounts receivable	2,868	(6,076)
Inventories	5,015	(720)
Prepaid expenses and other current assets	4,534	(375)
Other assets	(3,122)	65
Accounts payable	(1,298)	815
Accrued liabilities	(2,956)	(558)
Other long-term liabilities	(978)	(2,060)
Net cash used in operating activities	(3,346)	(8,806)
Cash flows from investing activities:
Purchases of property, plant and equipment	(510)	(4,392)
Proceeds from sales and maturities of available-for-sale debt securities	—	480
Investments in non-marketable equity investments	(276)	—
Net cash used in investing activities	(786)	(3,912)
Cash flows from financing activities:
Proceeds from common stock options exercised	—	20
Proceeds from short-term bank loans	13,674	12,858
Payments on short-term bank loans	(9,250)	(16,541)
Proceeds from long-term loan	2,755	5,831
Payments on long-term loan	(297)	(168)
Net cash provided by financing activities	6,882	2,000
Effect of exchange rate changes on cash, restricted cash and cash equivalents	1,623	204
Net increase (decrease) in cash, restricted cash and cash equivalents	4,373	(10,514)
Cash, restricted cash and cash equivalents at the beginning of the year	33,811	50,114
Cash, restricted cash and cash equivalents at the end of the period	$38,184	$39,600
Supplemental disclosure of non-cash flow information:
Loan proceeds received by notes receivable
Notes receivables paid to purchase fixed assets	$1,165	$1,377
Consideration payable in connection with construction in progress, included in accrued liabilities	$—	$21

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

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025.

The condensed consolidated financial statements include the accounts of AXT and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of March 31, 2025 and December 31, 2024, we have three companies accounted for by the equity method. In May 2023, we reduced our ownership in Emeishan Jia Mei High Purity Metals Co., Ltd. (“Jia Mei”) from 25% to 10% by selling a portion of our Jia Mei shares to a third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, as of May 2023, we no longer reported Jia Mei as an equity investment in our condensed consolidated balance sheets. Our Jia Mei investment was re-measured to fair value at the time of sale. Any future changes to the fair value are recognized through net income (“fair value method”). For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When warranted by favorable market conditions, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three months ended March 31, 2025, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

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

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and their subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of March 31, 2025, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. We remain the controlling stakeholder of Tongmei and hold a majority of the board of director positions of Tongmei. In June 2021, we sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5% owned by us, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests.

Note 2. Investments and Fair Value Measurements

Our investments consist of instruments with original maturities of more than three months. As of March 31, 2025 and December 31, 2024, our cash and debt investments are classified as follows (in thousands):

	March 31, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash, restricted cash and cash equivalents	$38,184	$—	$—	$38,184	$33,811	$—	$—	$33,811

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of March 31, 2025, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. We held no available-for-sale debt securities as of March 31, 2025 and December 31, 2024.

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash balance. As of March 31, 2025 and December 31, 2024, $6.6 million and $11.0 million were included in restricted cash in our condensed consolidated balance sheets, respectively. The decrease in restricted cash primarily reflects the release of restrictions upon the settlement of the related bank loans that were collateralized by such cash balances.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method, included in “Other assets” in the condensed consolidated balance sheets, totaled $14.6 million and $14.1 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, there were three companies accounted for under the equity method. There were no impairment charges for these investments during the three months ended March 31, 2025 and 2024.

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to a third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, we adopted the fair value method of accounting to report on the investment in Jia Mei. Our investments under the fair value method are reviewed for other-than-temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of March 31, 2025, our investments in this unconsolidated company had a carrying value of $551,000 and were included in “Other assets” in the condensed consolidated balance sheets. As a result of the share sale, we recognized a gain of $575,000. Additionally, in accordance with Accounting Standards Codification (“ASC”) 321-10-35-2, we adjusted the investment in Jia Mei to its fair value at the time of the sale, which resulted in a gain of $383,000. The gain resulting from the sale and the subsequent remeasurement was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the condensed consolidated statements of operations in the second quarter of 2023.

Fair Value Measurements

We invest primarily in certificates of deposits, corporate bonds and notes, government securities and money market accounts. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of March 31, 2025 and December 31, 2024, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. ASC 820, Fair Value Measurements and Disclosures, establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily- available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of March 31, 2025, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended March 31, 2025. There have been no transfers between fair value measurements levels during the three months ended March 31, 2025. Our investment balance as of March 31, 2025 was $0.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or fair value method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three months ended March 31, 2025 and 2024, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2025	2024
Inventories:
Raw materials	$29,518	$31,743
Work in process	49,159	50,779
Finished goods	1,732	2,555
	$80,409	$85,077

As of March 31, 2025 and December 31, 2024, carrying values of inventories were net of inventory reserves of $25.3 million and $24.1 million, respectively, for excess and obsolete inventory and $46,000 and $73,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	March 31,	December 31,
	2025	2024
Property, plant and equipment:
Machinery and equipment, at cost	$67,437	$67,917
Less: accumulated depreciation and amortization	(44,231)	(44,065)
Building, at cost	138,269	137,420
Less: accumulated depreciation and amortization	(27,445)	(26,310)
Leasehold improvements, at cost	7,649	7,575
Less: accumulated depreciation and amortization	(6,450)	(6,347)
Construction in progress	23,806	23,531
	$159,035	$159,721

As of March 31, 2025, the balance of construction in progress was $23.8 million, of which $18.3 million was related to our buildings in our new Dingxing and Kazuo locations, $1.2 million was for manufacturing equipment purchases not yet placed in service and $4.3 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2024, the balance of construction in progress was $23.5 million, of which $17.9 million was related to our buildings in our Dingxing and Kazuo locations, $1.4 million was for manufacturing equipment purchases not yet placed in service and $4.3 million was for our construction in progress for our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2025	2024
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	2,403	2,832
Payable in connection with construction in progress	1,988	1,985
Accrued professional services	802	1,460
Other tax payable	656	399
Current portion of operating lease liabilities	532	536
Accrued product warranty	403	451
Other personnel-related costs	254	256
Advances from customers	193	1,590
Accrued income taxes	190	127
Accrual for sales returns	24	28
Other accrued liabilities	1,284	1,991
	$11,630	$14,556

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

In September 2022, our consolidated subsidiary, ChaoYang LiMei completed the sale of land and its attached buildings to our equity investment entity, ChaoYang KaiMei, for a total consideration of $1.5 million. In January 2023, ChaoYang KaiMei paid to ChaoYang LiMei $1.5 million. As of March 31, 2025, $0 million was included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

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

As of March 31, 2025, the investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership *
Company	2025	2024	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	3,122	3,122	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$14,211	$14,211

Beijing JiYa Semiconductor Material Co., Ltd.	$4,995	4,867	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	5,562	5,304	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	4,085	3,895	Equity	***** 40%
	$14,642	$14,066

Emeishan Jia Mei High Purity Metals Co., Ltd.	551	551	Fair value	****** 10%
	$551	$551

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and their subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of March 31, 2025, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

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

The Jia Mei investment is reviewed for other-than-temporary declines in value on a quarterly basis. We did not record any other-than-temporary impairment charges for Jia Mei investment during the three months ended March 31, 2025.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $15.2 million and $14.6 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, our ownership interests in ChaoYang KaiMei, JiYa, Xiaoyi XingAn Gallium Co., Ltd (“Xiaoyi XingAn”) and Jia Mei were 40%, 39%, 25%, and 10%, respectively. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity investment entities had the following summarized statements of operations information (in thousands) for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Net revenue	$8,658	$8,104
Gross profit	$1,944	$3,929
Operating income	$1,282	$3,371
Net income	$971	$3,138

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was an income of $0.2 million and $0.9 million, respectively, for the three months ended March 31, 2025 and 2024.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three months ended March 31, 2025 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2024	$3,532	$45	$241,514	$(43,664)	$(8,657)	$192,770	$23,561	$216,331
Noncontrolling interest portion of Tongmei stock-based compensation	—	1	(13)	—	—	(12)	6	(6)
Stock-based compensation	—	—	563	—	—	563	—	563
Tongmei stock-based compensation	—	—	83	—	—	83	—	83
Net loss	—	—	—	(8,798)	—	(8,798)	(610)	(9,408)
Other comprehensive loss	—	—	—	—	431	431	53	484
Balance as of March 31, 2025	$3,532	$46	$242,147	$(52,462)	$(8,226)	$185,037	$23,010	$208,047

Net loss and Other comprehensive loss attributable to redeemable noncontrolling interests were $608,000 and $53,000, respectively, for the three months ended March 31, 2025, and are not shown in the table above.

The changes in stockholders’ equity by component for the three months ended March 31, 2024 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2023	$3,532	$44	$238,452	$(32,040)	$(5,999)	$203,989	$23,494	$227,483
Common stock options exercised	—	—	20	—	—	20	—	20
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	(24)	—	—	(24)	13	(11)
Stock-based compensation	—	—	614	—	—	614	—	614
Tongmei stock-based compensation	—	—	195	—	—	195	—	195
Net income (loss)	—	—	—	(2,083)	—	(2,083)	106	(1,977)
Other comprehensive income	—	—	—	—	(1,627)	(1,627)	(187)	(1,814)
Balance as of March 31, 2024	$3,532	$44	$239,257	$(34,123)	$(7,626)	$201,084	$23,426	$224,510

Net loss and Other comprehensive income attributable to redeemable noncontrolling interests were $71,000 and $189,000, respectively, for the three months ended March 31, 2024, and are not shown in the table above.

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased from 2016 through 2024. During the three months ended March 31, 2025, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2025, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In the quarter ended March 31, 2025 and 2024, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year-to-date dividends on the Series A preferred stock when calculating our earnings per share.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Cost of revenue	$63	$105
Selling, general and administrative	472	553
Research and development	111	151
Net effect on net loss	$646	$809

As of March 31, 2025, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was $0. We did not capitalize any stock-based compensation to inventory as of March 31, 2025 and December 31, 2024 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. There were no options granted in the three months ended March 31, 2025 and 2024.

The following table summarizes the stock option transactions during the three months ended March 31, 2025 (in thousands, except per share data):

Weighted-
average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2025	1,175	$5.16	3.16	$—
Granted	—	—
Exercised	—	—
Canceled and expired	—	—
Balance as of March 31, 2025	1,175	$5.16	2.92	$—
Options exercisable as of March 31, 2025	1,175	$5.16	2.92	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $1.41 on March 31, 2025, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2025 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2025	1,541	$2.84
Granted	114	$2.18
Vested	(7)	$13.42
Forfeited	(19)	$2.87
Non-vested as of March 31, 2025	1,629	$2.75

As of March 31, 2025, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.5 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years.

At-Risk, Performance Shares

In February 2024, the Company issued at-risk, performance shares classified as equity awards. Expense is recognized quarterly on a straight-line method over the requisite service period, based on the probability of achieving the specified financial performance metric, with changes in expectations recognized as an adjustment to earnings in the period of change. Compensation cost is not recognized for at-risk, performance shares that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed. At-risk, performance shares are eligible to receive dividend equivalents under the Company’s 2015 Equity Incentive Plan (the “Plan”), as determined by the Board of Directors. The Company will recognize forfeitures as they occur.

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

A summary of the status of our unvested at-risk, performance shares as of March 31, 2025 is presented below (in thousands, except per share data):

			Weighted-Average
			Grant Date
Stock Awards	Shares		Share Value
Non-vested as of January 1, 2025	301		$2.28
Granted	151	(1)	$2.23
Vested	(75)		$2.28
Forfeited	—		$—
Non-vested as of March 31, 2025	377		$2.26

(1)	The number of shares presented assumes the achievement of 100% of a target financial performance metric to be determined by the Company’s Compensation Committee and will be subject to an at-risk, performance shares agreement.

As of March 31, 2025, there was $0.6 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.8 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss attributable to AXT, Inc.	$(8,798)	$(2,083)
Less: Preferred stock dividends	(44)	(44)
Net loss available to common stockholders	$(8,842)	$(2,127)
Denominator:
Denominator for basic net loss per share - weighted-average common shares	43,554	42,987
Effect of dilutive securities:
Common stock options	—	—
Restricted stock awards	—	—
Denominator for dilutive net loss per common shares	43,554	42,987
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.20)	$(0.05)
Diluted	$(0.20)	$(0.05)

Options excluded from diluted net loss per share as the impact is anti-dilutive	1,175	1,189
Restricted stock excluded from diluted net loss per share as the impact is anti-dilutive	2,006	1,401

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2025 and December 31, 2024, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended
	March 31,
	2025	2024
Product Type:
Substrates	$11,082	$16,903
Raw Materials and Other	8,274	5,785
Total	$19,356	$22,688

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2025	2024
Geographical region:
China	$13,426	$11,517
Taiwan	1,221	4,582
Japan	718	990
Asia Pacific (excluding China, Taiwan and Japan)	781	798
Europe (primarily Germany)	2,101	3,725
North America (primarily the United States)	1,109	1,076
Total	$19,356	$22,688

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Long-lived assets by geographic region, net of depreciation:
North America	$1,281	$1,353
China	160,107	160,847
	$161,388	$162,200

Significant Customers

No customer represented 10% of our revenue for the three months ended March 31, 2025 and one customer represented 12% of our revenue for the three months ended March 31, 2024. Our top five customers, although not the same five customers for each period, represented 36% and 33% of our revenue for the three months ended March 31, 2025 and 2024, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for more than 10% of our accounts receivable balance as of March 31, 2025, and December 31, 2024, respectively.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Beginning accrued product warranty	$451	$703
Accruals for warranties issued	21	57
Adjustments related to pre-existing warranties including expirations and changes in estimates	24	(210)
Cost of warranty repair	(93)	(55)
Ending accrued product warranty	$403	$495

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of March 31, 2025, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by an alleged shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, current directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant (together, “Defendants”). Defendants moved to dismiss on November 6, 2024, following which the plaintiff filed an amended complaint on November 20, 2024. The amended complaint asserts that the Defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. On November 27, 2024, Defendants again moved to dismiss. The motion to dismiss is fully briefed and pending before the Court. On March 17, 2025, the Court granted our motion to dismiss, holding that the plaintiff did not make a pre-suit demand on our Board of Directors and failed to plead with particularity facts sufficient to excuse the lack of a demand and also for failure to state a claim. On April 11, 2025, the plaintiff filed a notice that he did not intend to further amend his complaint. The Court entered judgment on April 14, 2025. On May 13, 2025, Plaintiffs filed a notice of appeal.

It is not possible at this time to reasonably assess the final outcome of the putative shareholder class action or to reasonably estimate the possible loss or range of loss with respect to that litigation. We believe these claims to be meritless and intend to vigorously defend against them.

Note 13. Other Income (expense), Net

Other income (expense), net for the three months ended March 31, 2025 and 2024, includes a grant of $0.3 million and $1.0 million, respectively, from government agencies as awards for technological innovation and job creation.

In addition, we incurred a foreign currency transaction exchange gain of $41,000 and $58,000 for the three months ended March 31, 2025 and 2024, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three months ended March 31, 2025 includes no interest and penalties. As of March 31, 2025, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three months ended March 31, 2025 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of March 31, 2025. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Contract liabilities	$193	$1,590

During the three ended March 31, 2025, the Company recognized $1.5 million of revenue that was included in the contract balances as of December 31, 2024. During the three months ended March 31, 2024, the Company recognized $127,000 of revenue that was included in the contract balances as of December 31, 2023.

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

Note 16. Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Short-term loans” in our condensed consolidated balance sheets. The following table represents Short-term bank loans as of March 31, 2025 and December 31, 2024 (in thousands, except interest rate data):

		Loan	Interest			March 31,	December 31,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2025	2024
Tongmei	Bank of China (1)	$689	2.7%	January-25	January-26	$689	$-
		579	2.7%	March-25	March-26	579	-
	Bank of China (3)	1,426	2.4%	September-24	September-25	1,380	1,370
		1,370	2.4%	November-24	November-25	1,380	1,370
		685	2.7%	November-24	November-25	689	685
		2,480	2.5%	February-25	February-26	2,480	-
	Bank of Communications (1)	1,376	3.0%	May-24	May-25	1,380	1,370
		2,480	3.0%	June-24	May-25	2,480	2,466
	China Merchants Bank (1)	1,386	3.5%	January-24	January-25	-	1,370
		692	3.5%	February-24	February-25	-	685
		692	3.5%	April-24	April-25	-	685
		3,155	2.9%	January-25	January-26	3,155	-
		978	2.9%	March-25	March-26	978	-
	Bank of Beijing (2)	3,600	3.0%	March-24	February-25	-	3,565
		3,580	3.0%	June-24	June-25	3,585	3,565
		2,204	2.7%	March-25	March-26	2,204	-
	Industrial Bank (1)	2,851	3.9%	September-24	September-25	2,800	2,740
		2,679	3.9%	October-24	October-25	2,689	2,679
		1,440	3.2%	November-24	November-25	1,447	1,440
	Industrial Bank (4)	1,380	3.8%	March-25	March-26	1,380	-
	NingBo Bank (1)	1,647	4.3%	January-24	January-25	-	1,630
		1,258	4.3%	May-24	March-25	-	1,255
		1,822	3.9%	November-24	November-25	1,832	1,822
		550	3.9%	December-24	December-25	551	550
		1,584	3.9%	January-25	January-26	1,584	-
		689	3.9%	March-25	March-26	689	-
	Industrial and Commercial Bank of China (1)	2,851	3.3%	September-24	September-25	2,750	2,740
	China Citic Bank (1)	2,752	2.9%	June-24	June-25	2,755	2,740
		2,851	2.9%	July-24	July-25	2,755	2,740
		1,426	2.9%	September-24	September-25	1,380	1,370
	Agricultural Bank of China (1)	1,235	2.6%	November-24	November-25	1,240	1,235
		137	2.6%	December-24	December-25	138	137
BoYu	Industrial and Commercial Bank of China (1)	1,426	2.8%	September-24	September-25	1,380	1,370
	Bank of China (1)	1,145	2.3%	September-24	September-25	1,102	1,096
		274	2.4%	December-24	December-25	276	274
	Industrial Bank (1)	1,370	2.7%	November-24	November-25	1,380	1,370
	Bank of Communications (1)	274	3.0%	May-24	May-25	276	274
	NanJing Bank (1)	1,370	2.8%	December-24	December-25	1,380	1,370
	Loan Balance					$50,763	$45,963

Collateral for the above bank loans and line of credit

(1)	Not collateralized.
(2)	AXT time deposit.
(3)	Baoding Tongmei’s land use rights and its building located at its facility in Dingxing, China. In addition, the loan attracts a guarantee fee amounting to 1.0% of the loan amount.
(4)	Chaoyang JinMei’s land use rights and its building located at its facility in Kazuo, China.

Long-term Loans

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction projects. As of March 31, 2025, $5.0 million is included in “Other long-term liabilities” and $0.6 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of March 31, 2025, $0.3 million associated with this financing arrangement is included in “Other long-term liabilities” and $1.1 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In February 2025, the Company secured a fourteen-month unsecured bank loan totaling $2.7 million at an interest rate of 3.2%. As of March 31, 2025, $2.6 million is included in “Other long-term liabilities” and $0.1 million is included in “Short-term loans” in our condensed consolidated balance sheets.

As of March 31, 2025, the maturities of our long-term loan liabilities in five years (including current portion) are as follows (in thousands):

Maturity of long-term loans
2025	$1,102
2026	3,995
2027	964
2028	1,240
2029	2,360

In summary, short-term loans of $52.5 million included under “Short-term loans” in our condensed consolidated balance sheet at March 31, 2025, consisted of $50.8 million of short-term bank loans and $1.7 million of the current portion of long-term debt. Long-term loans of $7.9 million included under “Other long-term liabilities” in our condensed consolidated balance sheet at March 31, 2025 consisted of $5.0 million in a five-year bank loan, $0.3 million in a loan secured by ChaoYang XinMei and $2.6 million in a fourteen-month bank loan.

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

As of March 31, 2025, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2025	$470
2026	655
2027	671
2028	653
2029	193
Thereafter	-
Total minimum lease payments	2,642
Less: Interest	(255)
Present value of lease obligations	2,387
Less: Current portion, included in accrued liabilities	(532)
Long-term portion of lease obligations	$1,855

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	4.03	4.27
Weighted-average discount rate	5.02%	5.02%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$149	$146

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2025	2024
Operating lease	$160	$153
Short-term lease expense	49	41
Total	$209	$194

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

The components of the change in redeemable noncontrolling interests for the three months ended March 31, 2025 are presented in the following table (in thousands):

Balance as of January 1, 2025	$38,577
Equity issuance costs incurred	(153)
Stock-based compensation attributable to redeemable noncontrolling interests	6
Net loss attributable to redeemable noncontrolling interests	(608)
Effect of foreign currency translation on redeemable noncontrolling interests	250
Effect of foreign currency translation attributable to redeemable noncontrolling interests	53
Balance as of March 31, 2025	$38,125

Note 19. Recent Accounting Pronouncements

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

In March 2024, FASB released ASU 2024-01— Compensation—Stock Compensation (Topic 718). The update adds an illustrative example aimed at clarifying the scope application of a profit interest award in accordance with Topic 718. The update is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Adoption of the new standard had an immaterial effect on our condensed consolidated financial statements.

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose additional information on specific expense categories in the notes to the financial statements. The Update is effective for annual reporting periods beginning after December 15, 2026. Additionally, ASU 2025-01 amended the effective date for interim periods within annual reporting periods beginning after December 15, 2027. Adoption is expected to have an immaterial effect on our condensed consolidated financial statements.

Note 20. Subsequent Events

In April 2025, the Company received a dividend of $965,000 from one of our equity investments, JiYa.

In April 2025, the Company obtained a $620,000 unsecured bank loan with a one-year term and an interest rate of 3.9%.

In April and May 2025, Tongmei made additional equity investments totaling $550,000 in ChaoYang KaiMei, an equity method investee. Tongmei’s ownership of ChaoYang KaiMei remained at 40% following these investments.

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

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. We undertake no obligation to revise or update any forward-looking statements in order to reflect any development, event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our

Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) and the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

InP is a high-performance semiconductor wafer substrate used in broadband and fiber optic applications, 5G infrastructure and data center connectivity. Data centers use InP devices for high-speed optical data transmission. We believe the growth of AI applications will increase the need for high-speed data transfer, which may lead to an increase in InP substrate demand from such data centers. Currently, InP substrates are being used in certain consumer products, including proximity sensors and other sensors in mobile devices, biometric wearables and other health monitoring applications. In recent years, InP demand has increased. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, such as light emitting diodes (LEDs) that are used in a wide range of applications, including automotive lighting, horticulture, signage, display, sensors and machine vision. Semi-conducting GaAs substrates are also used in making industrial lasers. GaAs wafers could also be used for making vertical cavity surface emitting lasers (VCSELs) for facial recognition and micro-LEDs targeting improved screen technology. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

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

The following organization chart depicts the consolidated structure as of March 31, 2025:

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

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. In the first half of April 2025 we observed high volatility in tariffs put in place by the United States. At least four separate tariffs were imposed by the United States on products from China. Tariffs on our products increased to 100%. We have little or no germanium imports into the U.S. and historically a relatively small value of imports of gallium arsenide wafers into the U.S. In 2024 only 8% of our total worldwide revenue was from sales in North America. Our primary revenue generator derived from imports into the U.S. is indium phosphide substrates. While Tongmei has generally received the required permits for exports to countries in Asia and Europe, our U.S. gallium arsenide customers are considered “dual use” customers: in addition to commercial applications they have significant levels of military involvement. As such, no permits for gallium arsenide to the U.S. have yet been approved. On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product lines manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. The portal to apply for exports of indium phosphide from China opened in March and we immediately began to submit our applications. However, since the requirement for such export permits is new, the timing for when permits will be granted remains uncertain and we are unable to estimate when we will receive the necessary export permits to resume shipping our indium phosphide substrates to the U.S. We are actively monitoring and following-up on the status of our applications.

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We licensed to our PRC subsidiaries intellectual property and received from our PRC subsidiaries royalty payments or one-time fees. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. In the past, we sold to our PRC subsidiaries capital equipment that we purchased at the request of our PRC subsidiaries and for which we were reimbursed by the applicable PRC subsidiary. In recent years, Tongmei purchases capital equipment from suppliers in Taiwan, Japan, China, Europe or South Korea. Third, our PRC subsidiaries and PRC joint ventures pay dividends to entities within the Company’s corporate structure. For the three months ended March 31, 2025, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $0. For the year ended December 31, 2024, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $2.4 million. For the year ended December 31, 2024, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0. All of these distributions were paid to our PRC subsidiaries and the minority shareholders. For the three months ended March 31, 2025 and the year ended December 31, 2024, no transfers, dividends, or distributions were made between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute earnings to our investors under our corporate structure.

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

We are subject to a number of unique legal and operational risks associated with our corporate structure, any of which could result in a material change in our operations and/or the value of our common stock or cause the value of such securities to significantly decline or be worthless. Please carefully read the section entitled “Risk Factors” in Part II, Item 1A below. In particular, the following risk factors address issues associated with our corporate structure:

●	Although we are a Delaware corporation and are neither a PRC operating company nor do we conduct our operations in China through the use of VIEs, in the event we inadvertently concluded that we do not require any permissions or approvals from the CSRC or other PRC central government authorities to complete a public offering of securities in the U.S. or applicable laws, regulations, or interpretations change, we may be required to obtain such permissions or approvals to complete such a public offering of securities.
●	The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice.
●	The PRC central government may also exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our common stock.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	Joint venture raw material companies in China bring certain risks.
●	Risks exist in utilizing our new gallium arsenide manufacturing sites efficiently.
●	The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing, including intermittent mandatory shutdowns.
●	Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.
●	Escalating and volatile trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequence in China.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.
●	The terms of the private equity raised in China as a first step toward an IPO on the STAR Market grant each Investor a right of redemption if Tongmei fails to achieve its IPO.

●	We are subject to foreign exchange gains and losses that may materially impact our statement of operations.
●	Although the audit report is prepared by an independent registered public accounting firm that is currently inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.

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

In accordance with ASC Topic 326, Financial Instruments – Credit Losses current expected credit loss impairment model, we exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of March 31, 2025 and December 31, 2024, our accounts receivable, net balance was $22.9 million and $25.6 million, respectively, which was net of an allowance of $147,000 and $147,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2025 and December 31, 2024, accrued product warranties totaled $403,000 and $451,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2025 and December 31, 2024, we had an inventory reserve of $25.3 million and $24.1 million, respectively, for excess and obsolete inventory and $46,000 and $73,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

There were no impairment charges for the these investments during the three months ended March 31, 2025 and 2024.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of March 31, 2025, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three months ended March 31, 2025 and 2024.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

Economic Challenges, Risks and Uncertainties

In the first months of the year 2025, the Company has been impacted by escalating trade tensions and regulations. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On February 4, 2025, China added indium phosphide substrates to its export control list. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. On April 2, 2025, the United States again announced a baseline 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries, including up to 145% tariffs on certain products from China. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses, however, our wafer substrates continue to be subject to tariffs of approximately 100%.

Previously, as of August 1, 2023, Tongmei was required to secure permits from the applicable Chinese authorities to export gallium arsenide and germanium substrates. Materials that could be used in military applications, specifically including weapons of mass destruction, are the primary focus. We have little or no germanium imports into the U.S. and historically a relatively small value of imports of gallium arsenide wafers into the U.S. Our primary revenue generator derived from imports into the U.S. is indium phosphide substrates. In 2024, approximately 8% of our revenue was generated by sales to customers in the U.S. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. The portal to apply for exports of indium phosphide from China opened in March and we immediately began to submit our applications. However, since the requirement for such export permits is new, the timing for when permits will be granted remains uncertain and we are unable to estimate when we will receive the necessary export permits to resume shipping our indium phosphide substrates to the U.S. We are actively monitoring and following-up on the status of our applications.

The political tensions between China and the U.S. remain high and tariffs and controls on exports are changing and fluid. There can be no assurances that Tongmei will receive China permits to export our wafer substrates or that China will not adopt additional export control regulations that affect our business, financial condition and results of operations. Reciprocally, there can be no assurance that the U.S. will allow products to be imported into the U.S. from China or what the tariff charge rate might be. We are actively evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts. Tariffs and export restrictions clearly affect our revenue and operations. For additional discussion regarding these factors and other risks, please refer to “Part II. Other Information – Item 1A. Risk Factors – Risks Related to International Aspects of Our Business”.

Results of Operations

Revenue

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)	% Change

Product Type:	($ in thousands)
Substrates	$11,082	$16,903	$(5,821)	(34.4)%
Raw materials and other	8,274	5,785	2,489	43.0%
Total revenue	$19,356	$22,688	$(3,332)	(14.7)%

Revenue decreased $3.3 million, or 14.7%, to $19.4 million for the three months ended March 31, 2025 from $22.7 million for the three months ended March 31, 2024. The substrate revenue decrease for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily the result of lower demand for GaAs wafer substrates due to decreased demand across a number of applications and decreased demand for InP wafer substrates used for data center applications and in passive optical networks and weaker demand for Ge wafer substrates in China. Raw materials sales increased $2.5 million, or 43.0%, to $8.3 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase in raw materials revenue for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand and from the sale of recycled materials.

Revenue by Geographic Region

	Three Months Ended		2024 to 2025
	March 31,		Increase
	2025	2024	(Decrease)	% Change

	($ in thousands)
China	$13,426	$11,517	$1,909	16.6%
% of total revenue	69%	51%
Taiwan	1,221	4,582	(3,361)	(73.4)%
% of total revenue	6%	20%
Japan	718	990	(272)	(27.5)%
% of total revenue	4%	4%
Asia Pacific (excluding China, Taiwan and Japan)	781	798	(17)	(2.1)%
% of total revenue	4%	4%
Europe (primarily Germany)	2,101	3,725	(1,624)	(43.6)%
% of total revenue	11%	16%
North America (primarily the United States)	1,109	1,076	33	3.1%
% of total revenue	6%	5%
Total revenue	$19,356	$22,688	$(3,332)	(14.7)%

Revenue in China increased $1.9 million for the three months ended March 31, 2025, primarily due to higher demand for our GaAs wafer substrates and refined gallium sold by one of our consolidated subsidiaries, partially offset by lower demand for our InP and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Taiwan decreased $3.4 million, primarily due to lower demand for our InP and GaAs wafer substrates. Revenue in Japan decreased $0.3 million, primarily due to lower demand for our InP wafer substrates, partially offset by higher demand for our GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific decreased $17,000, primarily due to decreased demand for our GaAs and InP wafer substrates and refined gallium sold by one of our consolidated subsidiaries, partially offset by higher demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe decreased $1.6 million, primarily due to decreased demand for our GaAs, InP and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in North America increased $33,000, primarily due to higher demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our GaAs and Ge wafer substrates.

Gross Profit

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)	% Change

	($ in thousands)
Gross profit	$(1,241)	$6,094	$(7,335)	(120.4)%
Gross Profit %	(6.4)%	26.9%

Gross profit decreased 7.3 million, or 120.4%, to a loss of $1.2 million for the three months ended March 31, 2025 from $6.1 million for the three months ended March 31, 2024. The decrease in gross profit is primarily the result of significant unfavorable yields charged to cost of goods sold in our gallium arsenide production lines. These charges resulted in a negative gross margin as a percent of revenue. Further, the export restrictions imposed by China on indium phosphide had a negative impact on product mix and on total substrate revenue. Sales of indium phosphide wafers were reduced significantly. Lower substrate revenue resulted in an increase in unabsorbed overhead charged to cost of goods sold.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)	% Change

	($ in thousands)
Selling, general and administrative expenses	$5,916	$6,227	$(311)	(5.0)%
% of total revenue	30.6%	27.4%

Selling, general and administrative expenses decreased $311,000, or 5.0%, to $5.9 million for the three months ended March 31, 2025 from $6.2 million for the three months ended March 31, 2024. The lower selling, general and administrative expenses were primarily from a decrease in compensation related expenses, partially offset by higher legal and professional service expenses.

Research and Development

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)	% Change

	($ in thousands)
Research and development	$3,118	$3,214	$(96)	(3.0)%
% of total revenue	16.1%	14.2%

Research and development expenses decreased $0.1 million, or 3.0%, to $3.1 million for the three months ended March 31, 2025 from $3.2 million for the three months ended March 31, 2024. The decrease in research and development expenses for the three months ended March 31, 2025 was primarily due to lower compensation related expenses, partially offset by higher product development expenses for crystal ingot processing.

Interest Expense, Net

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)	% Change

	($ in thousands)
Interest expense, net	$269	$349	$(80)	(22.9)%
% of total revenue	1.4%	1.5%

Interest expense, net decreased $80,000, or 22.9%, to $269,000 for the three months ended March 31, 2025 from $349,000 for the three months ended March 31, 2024. Interest expense, net decreased primarily due to higher interest income during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Equity in Income of Unconsolidated Joint Ventures

	Three Months Ended
	March 31,		Equity in Income
	2025	2024	Change	% Change

	($ in thousands)
Equity in income of unconsolidated joint ventures	$248	$890	$(642)	(72.1)%
% of total revenue	1.3%	3.9%

The equity in income of unconsolidated joint venture companies was income of $0.2 million for the three months ended March 31, 2025 as compared to income of $0.9 million for the three months ended March 31, 2024. The decrease in income of $0.6 million is primarily due to weaker performance in unconsolidated joint ventures.

Other Income, Net

	Three Months Ended
	March 31,		Other Income
	2025	2024	Change	% Change

	($ in thousands)
Other income, net	$354	$1,032	$(678)	(65.7)%
% of total revenue	1.8%	4.5%

Other income, net decreased $0.7 million, or 65.7%, to an income of $0.4 million for the three months ended March 31, 2025 from an income of $1.0 million for the three months ended March 31, 2024. Other income, net decreased primarily due to a decrease in government grants.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)	% Change

	($ in thousands)
Provision for income taxes	$74	$274	$(200)	(73.0)%
% of total revenue	0.4%	1.2%

Provision for income taxes decreased $200,000, or 73.0%, to a provision of $74,000 for the three months ended March 31, 2025 as compared to a provision of $274,000 for the three months ended March 31, 2024. The tax expense recorded for the three months ended March 31, 2025 is the result of mainly foreign taxes and some minimum state taxes. No federal income tax is provided for our U.S. operations as most of the income in the U.S. has been fully offset by utilization of net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability, we recorded a valuation allowance against our net deferred tax assets of $20.7 million and $17.3 million for the three months ended March 31, 2025 and 2024.

Net (Income) loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Net (income) loss attributable to
			noncontrolling interests and
	March 31,		redeemable noncontrolling interests
	2025	2024	Change	% Change

	($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$1,218	$(35)	$1,253	3,580.0%
% of total revenue	6.3%	(0.2)%

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests increased $1.3 million or 3,580% to a loss of $1.2 million for the three months ended March 31, 2025, from an income of $35,000 for the three months ended March 31, 2024, primarily due to lower profitability from our PRC subsidiaries as sales decreased.

Liquidity and Capital Resources

We consider cash and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of March 31, 2025, our principal source of liquidity was $38.2 million, which consisted of cash of $31.6 million and restricted cash of $6.6 million. In the three months ended March 31, 2025, cash and restricted cash increased by $4.4 million. The increase in cash and restricted cash of $4.4 million in the three months ended March 31, 2025 was primarily due to net cash provided by financing activities of $6.9 million and the effect of exchange rate changes of $1.6 million, partially offset by net cash used in operating activities of $3.3 million and net cash used in investing activities of $0.8 million. As of March 31, 2025, we and our PRC subsidiaries held approximately $31.8 million in cash and investments in foreign bank accounts, of which $6.4 million was classified in restricted cash.

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

Net cash used in operating activities of $3.3 million for the three months ended March 31, 2025 was primarily comprised of a net loss before income attributable to noncontrolling interest and redeemable noncontrolling interests of $10.0 million, and income from equity method investments of $0.2 million, partially offset by a net change of $4.1 million in operating assets and liabilities, the adjustment for non-cash items of depreciation and amortization of $2.2 million, and stock-based compensation of $0.6 million.

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

Net cash used in investing activities of $0.8 million for the three months ended March 31, 2025 was primarily from the purchase of property, plant and equipment of $0.5 million and investment in non-marketable equity investments of $0.3 million.

Net cash used in investing activities of $3.9 million for the three months ended March 31, 2024 was primarily from the purchase of property, plant and equipment of $4.4 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $0.5 million.

Net cash provided by financing activities was $6.9 million for the three months ended March 31, 2025, which consisted of proceeds from short-term loans of $13.7 million and long-term loan of $2.8 million, partially offset by repayment of short-term loans of $9.3 million and repayment of long-term loan of $0.3 million.

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2024, which consisted of proceeds from short-term loans of $12.9 million, long-term loan of $5.9 million and common stock options exercised of $20,000, partially offset by repayment of short-term loans of $16.5 million and repayment of long-term loan of $0.2 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the three months ended March 31, 2025, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2025, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

For the three months ended March 31, 2025 and 2024, we received no dividends, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures. For the three months ended March 31, 2025 and 2024, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures. For the three months ended March 31, 2025, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Short-term loans” in our condensed consolidated balance sheets. The following table represents short-term bank loans as of March 31, 2025 and December 31, 2024 (in thousands, except interest rate data):

		Loan	Interest			March 31,	December 31,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2025	2024
Tongmei	Bank of China (1)	$689	2.7%	January-25	January-26	$689	$-
		579	2.7%	March-25	March-26	579	-
	Bank of China (3)	1,426	2.4%	September-24	September-25	1,380	1,370
		1,370	2.4%	November-24	November-25	1,380	1,370
		685	2.7%	November-24	November-25	689	685
		2,480	2.5%	February-25	February-26	2,480	-
	Bank of Communications (1)	1,376	3.0%	May-24	May-25	1,380	1,370
		2,480	3.0%	June-24	May-25	2,480	2,466
	China Merchants Bank (1)	1,386	3.5%	January-24	January-25	-	1,370
		692	3.5%	February-24	February-25	-	685
		692	3.5%	April-24	April-25	-	685
		3,155	2.9%	January-25	January-26	3,155	-
		978	2.9%	March-25	March-26	978	-
	Bank of Beijing (2)	3,600	3.0%	March-24	February-25	-	3,565
		3,580	3.0%	June-24	June-25	3,585	3,565
		2,204	2.7%	March-25	March-26	2,204	-
	Industrial Bank (1)	2,851	3.9%	September-24	September-25	2,800	2,740
		2,679	3.9%	October-24	October-25	2,689	2,679
		1,440	3.2%	November-24	November-25	1,447	1,440
	Industrial Bank (4)	1,380	3.8%	March-25	March-26	1,380	-
	NingBo Bank (1)	1,647	4.3%	January-24	January-25	-	1,630
		1,258	4.3%	May-24	March-25	-	1,255
		1,822	3.9%	November-24	November-25	1,832	1,822
		550	3.9%	December-24	December-25	551	550
		1,584	3.9%	January-25	January-26	1,584	-
		689	3.9%	March-25	March-26	689	-
	Industrial and Commercial Bank of China (1)	2,851	3.3%	September-24	September-25	2,750	2,740
	China Citic Bank (1)	2,752	2.9%	June-24	June-25	2,755	2,740
		2,851	2.9%	July-24	July-25	2,755	2,740
		1,426	2.9%	September-24	September-25	1,380	1,370
	Agricultural Bank of China (1)	1,235	2.6%	November-24	November-25	1,240	1,235
		137	2.6%	December-24	December-25	138	137
BoYu	Industrial and Commercial Bank of China (1)	1,426	2.8%	September-24	September-25	1,380	1,370
	Bank of China (1)	1,145	2.3%	September-24	September-25	1,102	1,096
		274	2.4%	December-24	December-25	276	274
	Industrial Bank (1)	1,370	2.7%	November-24	November-25	1,380	1,370
	Bank of Communications (1)	274	3.0%	May-24	May-25	276	274
	NanJing Bank (1)	1,370	2.8%	December-24	December-25	1,380	1,370
	Loan Balance					$50,763	$45,963

Collateral for the above bank loans and line of credit

(1)	Not collateralized.
(2)	AXT time deposit.
(3)	Baoding Tongmei’s land use rights and its building located at its facility in Dingxing, China. In addition, the loan attracts a guarantee fee amounting to 1.0% of the loan amount.
(4)	Chaoyang JinMei’s land use rights and its building located at its facility in Kazuo, China.

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction of fixed assets. As of March 31, 2025, $5.0 million is included in “Other long-term liabilities” and $0.6 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of March 31, 2025, $0.3 million is included in “Other long-term liabilities” and $1.1 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In February 2025, the Company secured a fourteen-month unsecured bank loan totaling $2.7 million at an interest rate of 3.2%. As of March 31, 2025, $2.6 million is included in “Other long-term liabilities” and $0.1 million is included in “Short-term loans” in our condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As March 31, 2025 and December 31, 2024, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash and restricted cash earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	March 31,	Interest	Interest	Decline	Increase
Instrument	2025	Rate	Income	Income	Income
Cash, restricted cash and cash equivalents	$38,184	0.80%	$305	$275	$336
Investments in marketable debt securities	—	—%	—	—	—
			$305	$275	$336

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. One customer accounted for more than 10% of our accounts receivable balance as of March 31, 2025 and December 31, 2024, respectively.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than-temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over the raw material company’s operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other-than-temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investments under the equity method as of March 31, 2025 and December 31, 2024 totaled $14.6 million and $14.1 million, respectively. Our minority investment under the fair value method as of March 31, 2025 and December 31, 2024 totaled $0.6 million and $0.6 million, respectively. See Note 7 for a discussion on the new fair value method investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Derivative Action

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by an alleged shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, current directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant (together, “Defendants”). Defendants moved to dismiss on November 6, 2024, following which the plaintiff filed an amended complaint on November 20, 2024. The amended complaint asserts that the Defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. On November 27, 2024, Defendants again moved to dismiss. On March 17, 2025, the Court granted our motion to dismiss, holding that the plaintiff did not make a pre-suit demand on our Board of Directors and failed to plead with particularity facts sufficient to excuse the lack of a demand and also for failure to state a claim. On April 11, 2025, the plaintiff filed a notice that he did not intend to further amend his complaint. The Court entered judgment on April 14, 2025. On May 13, 2025, Plaintiffs filed a notice of appeal.

It is not possible at this time to reasonably assess the final outcome of the putative shareholder class action or to reasonably estimate the possible loss or range of loss with respect to that litigation. We believe these claims to be meritless and intend to vigorously defend against them.

Item 1A. Risk Factors

For ease of reference, we have divided these risks and uncertainties into the following general categories:

I.	Summary Risk Factors;
II.	Risks Related to Our Business and Operations;
III.	Risks Related to International Aspects of Our Business;
IV.	Risks Related to Our Financial Results and Capital Structure;
V.	Risks Related to Our Intellectual Property; and
VI.	Risks Related to Compliance, Environmental Regulations and Other Legal Matters.

I.	Summary Risk Factors
●	Global economic and political conditions, including trade tariffs, import-export restrictions, and other restrictions, may have a negative impact on our business and financial results.We are subject to a number of unique legal and operational risks associated with our corporate structure.
●	The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice.
●	Although the audit report included in our 2023 Annual Report was prepared by an independent registered public accounting firm who is currently inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.
●	Our NASDAQ stock price is volatile and our stock price could decline. Unpredictable fluctuations in our operating results, changes and events in our end markets and global trends cause volatility in our stock price.
●	We face litigation and legal proceedings which could adversely affect our business, financial condition, results of operations or cash flows.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing, including intermittent mandatory shutdowns. Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.
●	Escalating and volatile trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequence in China.
●	Our gross margin has fluctuated historically and may decline or increase due to several factors. Factors such as product mix, unit volume, yields and other manufacturing efficiencies can cause our gross margin to decrease or increase from quarter to quarter.
●	The proposed Tongmei IPO on the STAR Market in China could fail to be completed. This could result in investor disappointment and in failure to secure sufficient capital needed to take advantage of market opportunities for our products. Our stock price could decline.
●	The terms of the private equity raised by Tongmei in China grant each investor a right of redemption if the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the CSRC or Tongmei cancels the IPO application. This could result in disgorging the cash that we raised from the Investors.
●	Defects in our products could diminish demand for our products. Our ability to receive orders from tier one customers is contingent on producing wafer substrates of very high quality and deploying best practices in manufacturing. We may not always be able to meet these requirements and we could then lose revenue.
●	Difficulties in accurately estimating market demand could result in over-investing in inventory, equipment and capacity expansion or losing market share if we do not invest sufficiently.
●	Attracting and retaining tier one customers requires that we succeed in our research and development programs. Customers establish difficult to meet product specifications regarding defect densities, surface flatness, diameter size and other specifications pushing the boundaries of material science. We may not achieve these specifications.
●	We are subject to foreign exchange gains and losses that materially impact our condensed consolidated statements of operations. Because we are a global company we are exposed to changes and swings in foreign exchange, particularly when currencies experience periods of volatility.
●	Joint venture raw material companies in China bring certain risks.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

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

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. In the first half of April 2025, we observed high volatility in tariffs put in place by the United States. At least four separate tariffs were imposed by the United States on products from China. Tariffs on our products increased to 100%.

All of our wafer substrates are manufactured in China. In the years 2024, 2023 and 2022, approximately 8%, 10% and 14% of our revenue, respectively, were generated by sales to customers in North America, primarily in the U.S. In the first quarter of 2025, approximately 6% of our revenue was generated from sales to customers in North America, primarily on the U.S. In the first quarter of 2025, we paid approximately $271,000 in tariffs. In the years 2024, 2023 and 2022, we paid approximately $1.0 million, $1.0 million and $3.3 million, respectively, in tariffs. The trade and political tensions between China and the U.S. remain high and controls on exports and tariffs are changing and fluid.

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

Our gross margin has fluctuated from period to period as a result of increases or decreases in total revenue, unit volume, shifts in product mix, shifts in the cost of raw materials, costs related to the relocation of our gallium arsenide and germanium production lines, including costs related to hiring additional manufacturing employees at our new locations, tariffs imposed by the U.S. government, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These factors and other variables change from period to period and these fluctuations are expected to continue in the future. For example, in the third quarter of 2022 our gross margin was 42.0% but it dropped to 10.7% in the third quarter of 2023 as a result of several of these factors. In the first quarter of 2025, our gross margin was a negative 6.4%.

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

The raw material companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance. However, if there are unfavorable changes in revenue, average selling prices, gross margins or operating expenses in one or more of the consolidated companies, then this can result in a negative impact on our consolidated revenue, gross margin and profitability. If the companies are accounted for under the equity method, then these changes can result in a reduction in Equity in Income of Unconsolidated Joint Venture Companies. In 2024 and 2023, the companies accounted for under the equity method of accounting contributed a gain of $3.4 million and $1.9 million, respectively, to our condensed consolidated financial statements. The 2023 total includes impairment charges of $1.9 million. The last time the companies accounted for under the equity method of accounting contributed a loss was 2019 with a loss of $1.9 million.

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

III.	Risks Related to International Aspects of Our Business

Escalating and volatile trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

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

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024 China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. In the first half of April 2025, we observed high volatility in tariffs put in place by the United States. At least four separate tariffs were imposed by the United States on products from China. Tariffs on our products increased to 100%. We have little or no germanium imports into the U.S. and historically a relatively small value of imports of gallium arsenide wafers into the U.S. In 2024, only 8% of our total worldwide revenue was from sales in North America. Our primary revenue generator derived from imports into the U.S. is indium phosphide substrates. While Tongmei has generally received the required permits for exports to countries in Asia and Europe, our U.S. gallium arsenide customers are considered “dual use” customers: in addition to commercial applications they have significant levels of military involvement. As such, no permits for gallium arsenide to the U.S. have yet been approved. On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product lines manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. The portal to apply for exports of indium phosphide from China opened in March and we immediately began to submit our applications. However, since the requirement for such export permits is new, the timing for when permits will be granted remains uncertain and we are unable to estimate when we will receive the necessary export permits to resume shipping our indium phosphide substrates to the U.S. We are actively monitoring and following-up on the status of our applications.

All of our wafer substrates are manufactured in China. In the years 2024, 2023 and 2022, approximately 8%, 10% and 14% of our revenue, respectively, were generated by sales to customers in North America, primarily in the U.S. In the first quarter of 2025, approximately 6% of our revenue was generated by sales to customers in North America, primarily in the U.S. In the first quarter of 2025, we paid approximately $271,000 in tariffs. In the years 2024, 2023 and 2022, we paid approximately $1.0 million, $1.0 million and $3.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. Based on the tariffs enacted and currently in effect, we anticipate incurring incremental tariff costs, additional costs that we may incur on products shipped to our customers, and costs as a result of pauses on certain of our product imports, in particular products from China. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by further retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

The trade and political tensions between China and the U.S. remain high and controls on exports and tariffs are changing and fluid. There can be no assurances that Tongmei will receive China permits to export our wafer substrates or that China will not adopt additional export control regulations that affect our business, financial condition and results of operations. Reciprocally, there can be no assurance that the U.S. will allow products to be imported into the U.S. from China or what the tariff charge rate might be. Further, a volatile global trade environment increases the likelihood of supply chain disruption. Trade barriers, political conflict, and uncertainty surrounding tariffs can lead to logistical challenges such as shipping delays, port congestion, container shortages, and other transportation bottlenecks. These disruptions may hinder our ability to meet customer demand on a timely basis. Consequently, prolonged trade tensions or supply chain disturbances could significantly increase our operating costs which may require us to consider alternative manufacturing options. There is no guarantee that we can quickly secure alternative manufacturing facilities to meet customer demand of our products. Any failure to manage these international trade and supply chain risks could materially and adversely affect our business, financial condition, and results of operations.

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

Approximately 94% of our revenue is from international sales. We expect that sales to customers outside the United States, particularly sales to customers in Japan, Taiwan, Europe and China, will continue to represent a significant portion of our revenue. Therefore, our revenue growth depends significantly on the expansion of our international sales and operations.

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

We are subject to lawsuits, investigations and claims in the normal course of our business, which can be expensive, lengthy, and disruptive to normal business operations. As described under the heading in the “Legal Proceedings” section elsewhere in this report, we, along with our Chief Executive Officer, Morris Young, and our Chief Financial Officer, Gary Fischer, are the subject of a complaint alleging violations of federal securities laws. Our current and former directors and certain officers, are also the subject of a derivative lawsuit arising from the same allegations. In the future, we could be subject to other proceedings. This litigation and any other regulatory proceedings or claims may be time consuming, could cause us to incur significant defense costs, are disruptive to our normal business operations, and could damage our reputation or adversely affect our stock price. In the event there is an adverse ruling in any legal or regulatory proceeding or action, we may be required to make payments to third parties that could have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, if we become involved in other class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources, thus harming our business. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

AXT, INC.

Dated: May 14, 2025	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)