Form 10-Q
period 2025-06-30
AXT INC
filed 2025-08-13
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2025

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of August 1, 2025, 46,124,935 shares, $0.001 par value, of the registrant’s common stock were outstanding.

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$27,007	$22,833
Restricted cash	8,100	10,978
Accounts receivable, net of allowances for credit losses of $147 and $147 as of June 30, 2025 and December 31, 2024	22,794	25,640
Inventories	80,063	85,077
Prepaid expenses and other current assets	6,996	13,744
Total current assets	144,960	158,272
Property, plant and equipment, net	159,714	159,721
Operating lease right-of-use assets	2,233	2,479
Other assets	22,096	18,842
Total assets	$329,003	$339,314
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,242	$12,356
Accrued liabilities	12,372	14,556
Short-term loans	55,928	47,264
Total current liabilities	79,542	74,176
Noncurrent operating lease liabilities	1,714	1,977
Other long-term liabilities	7,116	8,253
Total liabilities	88,372	84,406
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	38,010	38,577
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (Liquidation preference of $8,140 and $8,052 as of June 30, 2025 and December 31, 2024)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 46,078 and 45,358 shares issued and outstanding as of June 30, 2025 and December 31, 2024	46	45
Additional paid-in capital	242,776	241,514
Accumulated deficit	(59,470)	(43,664)
Accumulated other comprehensive loss	(7,170)	(8,657)
Total AXT, Inc. stockholders’ equity	179,714	192,770
Noncontrolling interests	22,907	23,561
Total stockholders’ equity	202,621	216,331
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$329,003	$339,314

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$17,974	$27,923	$37,330	$50,611
Cost of revenue	16,541	20,271	37,138	36,865
Gross profit	1,433	7,652	192	13,746
Operating expenses:
Selling, general and administrative	5,653	5,779	11,569	12,006
Research and development	2,525	3,758	5,643	6,972
Total operating expenses	8,178	9,537	17,212	18,978
Loss from operations	(6,745)	(1,885)	(17,020)	(5,232)
Interest expense, net	(202)	(282)	(471)	(631)
Gain (loss) from equity method and fair value investments	(171)	598	77	1,488
Other income, net	23	491	377	1,523
Loss before provision for income taxes	(7,095)	(1,078)	(17,037)	(2,852)
Provision for income taxes	579	121	653	395
Net loss	(7,674)	(1,199)	(17,690)	(3,247)
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	666	(317)	1,884	(352)
Net loss attributable to AXT, Inc.	$(7,008)	$(1,516)	$(15,806)	$(3,599)
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.16)	$(0.04)	$(0.36)	$(0.09)
Diluted	$(0.16)	$(0.04)	$(0.36)	$(0.09)
Weighted-average number of common shares outstanding:
Basic	43,710	43,092	43,630	43,039
Diluted	43,710	43,092	43,630	43,039

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net loss	$(7,674)	$(1,199)	$(17,690)	$(3,247)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation income (loss), net of tax	1,312	(747)	1,849	(2,757)
Change in unrealized gain on available-for-sale debt investments, net of tax	—	8	—	15
Total other comprehensive income (loss), net of tax	1,312	(739)	1,849	(2,742)
Comprehensive loss	(6,362)	(1,938)	(15,841)	(5,989)
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	410	(179)	1,522	162
Comprehensive loss attributable to AXT, Inc.	$(5,952)	$(2,117)	$(14,319)	$(5,827)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(17,690)	$(3,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,483	4,440
Stock-based compensation	1,279	1,524
Gain on disposal of equipment	(7)	—
Return of equity method investments as dividends	868	2,063
Gain from equity method and fair value investments	(77)	(1,488)
Deferred tax assets	(38)	53
Changes in operating assets and liabilities:
Accounts receivable	3,185	(8,363)
Inventories	6,219	(1,045)
Prepaid expenses and other current assets	5,334	(1,317)
Other assets	(2,941)	89
Accounts payable	(1,290)	2,299
Accrued liabilities	(2,265)	(807)
Other long-term liabilities	(4,982)	(2,164)
Net cash used in operating activities	(7,922)	(7,963)
Cash flows from investing activities:
Purchases of property, plant and equipment	(789)	(4,663)
Proceeds from sales and maturities of available-for-sale debt securities	—	480
Investments in non-marketable equity investments	(837)	(275)
Net cash used in investing activities	(1,626)	(4,458)
Cash flows from financing activities:
Proceeds from common stock options exercised	—	25
Proceeds from short-term bank loans	24,420	26,488
Payments on short-term bank loans	(20,158)	(28,332)
Proceeds from long-term loans	2,755	5,831
Payments on long-term loans	(456)	(333)
Net cash provided by financing activities	6,561	3,679
Effect of exchange rate changes on cash, restricted cash and cash equivalents	4,283	225
Net increase (decrease) in cash, restricted cash and cash equivalents	1,296	(8,517)
Cash, restricted cash and cash equivalents at the beginning of the year	33,811	50,114
Cash, restricted cash and cash equivalents at the end of the period	$35,107	$41,597
Supplemental disclosure of non-cash flow information:
Notes receivables paid to purchase fixed assets	$1,510	$2,545
Consideration payable in connection with construction in progress, included in accrued liabilities	$—	$144

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025.

The condensed consolidated financial statements include the accounts of AXT and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of June 30, 2025 and December 31, 2024, we have three companies accounted for by the equity method. In May 2023, we reduced our ownership in Emeishan Jia Mei High Purity Metals Co., Ltd. (“Jia Mei”) from 25% to 10% by selling a portion of our Jia Mei shares to a third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, as of May 2023, we no longer reported Jia Mei as an equity investment in our condensed consolidated balance sheets. Our Jia Mei investment was re-measured to fair value at the time of sale. Any future changes to the fair value are recognized through net income (“fair value method”). For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When warranted by favorable market conditions, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three and six months ended June 30, 2025, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

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

In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei Quartz Co., Ltd. (“ChaoYang KaiMei”) (the “ChaoYang KaiMei Joint Venture Agreement”), which called for a total investment of approximately $7.6 million, of which Tongmei would fund approximately $3.0 million for a 40 percent ownership of ChaoYang KaiMei. In July 2022, Tongmei and the investors completed the initial funding of approximately $2.2 million. Tongmei’s portion of the investment was approximately $0.9 million. In January 2023, Tongmei made an investment of $0.9 million to ChaoYang KaiMei. In each of July 2023 and August 2023, Tongmei made an investment of approximately $0.6 million in ChaoYang KaiMei. In September 2023, Tongmei entered into another joint venture agreement with the same group of investors. This new agreement called for additional investment of approximately $5.6 million, with Tongmei committing to fund approximately $2.3 million. In December 2023, Tongmei made its initial additional investment of approximately $0.6 million in ChaoYang KaiMei, followed by additional investments of approximately $0.3 million each in June and July 2024, and in March, April and May 2025. Tongmei’s ownership of ChaoYang KaiMei remained at 40% after these equity investments.

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

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and their subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of June 30, 2025, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. We remain the controlling stakeholder of Tongmei and hold a majority of the board of director positions of Tongmei. In June 2021, we sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5% owned by us, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests.

Note 2. Investments and Fair Value Measurements

Our investments consist of instruments with original maturities of more than three months. As of June 30, 2025 and December 31, 2024, our cash and debt investments are classified as follows (in thousands):

	June 30, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash, restricted cash and cash equivalents	$35,107	$—	$—	$35,107	$33,811	$—	$—	$33,811

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of June 30, 2025, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. We held no available-for-sale debt securities as of June 30, 2025 and December 31, 2024.

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash balance. As of June 30, 2025 and December 31, 2024, $8.1 million and $11.0 million were included in restricted cash in our condensed consolidated balance sheets, respectively. The decrease in restricted cash primarily reflects the release of restrictions upon the settlement of the related bank loans that were collateralized by such cash balances.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method, included in “Other assets” in the condensed consolidated balance sheets, totaled $14.3 million and $14.1 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, there were three companies accounted for under the equity method. There were no impairment charges for these investments during the three and six months ended June 30, 2025 and 2024.

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to a third party for approximately $827,000. As a result of our decreased ownership and the fact that we do not have the ability to exercise significant influence over Jia Mei’s operations, we adopted the fair value method of accounting to report on the investment in Jia Mei. Our investments under the fair value method are reviewed for other-than-temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the share sale, we recognized a gain of $575,000. Additionally, in accordance with Accounting Standards Codification (“ASC”) 321-10-35-2, we adjusted the investment in Jia Mei to its fair value at the time of the sale, which resulted in a gain of $383,000. The gain resulting from the sale and the subsequent remeasurement was incorporated as a component of “Equity in income of unconsolidated joint ventures” in the condensed consolidated statements of operations in the second quarter of 2023. In June 2025, we determined that the fair value had declined, resulting in the recognition of a loss of $145,000. As of June 30, 2025, our investments in this unconsolidated company had a carrying value of $406,000 and were included in “Other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

We invest primarily in certificates of deposits, corporate bonds and notes, government securities and money market accounts. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of June 30, 2025 and December 31, 2024, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. ASC 820, Fair Value Measurements and Disclosures, establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily- available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of June 30, 2025, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three and six months ended June 30, 2025. There have been no transfers between fair value measurements levels during the three and six months ended June 30, 2025. Our investment balance as of June 30, 2025 was $0.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or fair value method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three and six months ended June 30, 2025 and 2024, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2025	2024
Inventories:
Raw materials	$27,794	$31,743
Work in process	49,396	50,779
Finished goods	2,873	2,555
	$80,063	$85,077

As of June 30, 2025 and December 31, 2024, carrying values of inventories were net of inventory reserves of $26.5 million and $24.1 million, respectively, for excess and obsolete inventory and $141,000 and $73,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	June 30,	December 31,
	2025	2024
Property, plant and equipment:
Machinery and equipment, at cost	$69,120	$67,917
Less: accumulated depreciation and amortization	(45,610)	(44,065)
Building, at cost	142,308	137,420
Less: accumulated depreciation and amortization	(28,797)	(26,310)
Leasehold improvements, at cost	7,737	7,575
Less: accumulated depreciation and amortization	(6,631)	(6,347)
Construction in progress	21,587	23,531
	$159,714	$159,721

As of June 30, 2025, the balance of construction in progress was $21.6 million, of which $16.5 million was related to our buildings in our new Dingxing and Kazuo locations, $1.2 million was for manufacturing equipment purchases not yet placed in service and $3.8 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2024, the balance of construction in progress was $23.5 million, of which $17.9 million was related to our buildings in our Dingxing and Kazuo locations, $1.4 million was for manufacturing equipment purchases not yet placed in service and $4.3 million was for our construction in progress for our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2025	2024
Accrued compensation and related charges	$2,917	$2,832
Preferred stock dividends payable	$2,901	$2,901
Payable in connection with construction in progress	1,929	1,985
Accrued professional services	609	1,460
Other tax payable	573	399
Current portion of operating lease liabilities	550	536
Accrued product warranty	435	451
Accrued income taxes	371	127
Advances from customers	331	1,590
Other personnel-related costs	258	256
Accrual for sales returns	36	28
Other accrued liabilities	1,462	1,991
	$12,372	$14,556

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

As of June 30, 2025, the investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Company	2025	2024	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	3,122	3,122	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$14,211	$14,211

Beijing JiYa Semiconductor Material Co., Ltd.	$4,177	$4,867	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	5,515	5,304	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	4,638	3,895	Equity	***** 40%
	$14,330	$14,066

Emeishan Jia Mei High Purity Metals Co., Ltd.	406	551	Fair value	****** 10%
	$406	$551

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and their subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of June 30, 2025, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

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

The Jia Mei investment is reviewed for other-than-temporary declines in value on a quarterly basis. In May 2025, two unrelated investors entered into an agreement to invest approximately $360,000 each in Jia Mei, in exchange for an 8.9% ownership per investor. The signed agreement provided a market-based indication of Jia Mei's fair value. Based on the signed agreement, we recorded an impairment charge of $145,000 for Jia Mei investment during the six months ended June 30, 2025. Our ownership interest in Jia Mei remained at 10% as of June 30, 2025, pending the closing of the  May 2025 transaction.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $14.7 million and $14.6 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, our ownership interests in ChaoYang KaiMei, JiYa, Xiaoyi XingAn Gallium Co., Ltd (“Xiaoyi XingAn”) and Jia Mei were 40%, 39%, 25%, and 10%, respectively. These minority investment entities are not considered variable interest entities because:

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

In June 2022, July 2022 and August 2022, we received a dividend of $1.3 million from BoYu, $1.5 million from Xiaoyi XingAn and $0.1 million from JiYa, respectively. In April 2023, Xiaoyi XingAn distributed a dividend of $1.8 million to us. Additionally, in both April 2023 and November 2023, JiYa distributed dividends to us, totaling $2.0 million and $0.5 million, respectively. In May 2024 and November 2024, we received a dividend of $2.1 million from Xiaoyi XingAn and $0.3 million from JiYa, respectively. In April 2025, we received a $0.9 million dividend from JiYa. We have no current intentions to distribute to our investors earnings under our corporate structure. All of these distributions were paid to the PRC companies and the minority shareholders.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity investment entities had the following summarized statements of operations information (in thousands) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenue	$7,064	$9,338	$15,722	$17,442
Gross profit	$1,862	$4,161	$3,806	$8,090
Operating income	$1,010	$4,035	$2,292	$7,406
Net income (loss)	$(197)	$2,044	$774	$5,182

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was a loss of $0.2 million and income of $0.6 million, respectively, for the three months ended June 30, 2025 and 2024. Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $0.2 million and $1.5 million, respectively, for the six months ended June 30, 2025 and 2024.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and six months ended June 30, 2025 are as follows:

					Accumulated
			Additional		Other	AXT, Inc.		Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2024	$3,532	$45	$241,514	$(43,664)	$(8,657)	$192,770	$23,561	$216,331
Stock-based compensation	—	—	563	—	—	563	—	563
Tongmei stock-based compensation	—	1	70	—	—	71	6	77
Net loss	—	—	—	(8,798)	—	(8,798)	(610)	(9,408)
Other comprehensive loss	—	—	—	—	431	431	53	484
Balance as of March 31, 2025	3,532	46	242,147	(52,462)	(8,226)	185,037	23,010	208,047
Stock-based compensation	—	—	607	—	—	607	—	607
Tongmei stock-based compensation	—	—	22	—	—	22	2	24
Net loss	—	—	—	(7,008)	—	(7,008)	(233)	(7,241)
Other comprehensive loss	—	—	—	—	1,056	1,056	128	1,184
Balance as of June 30, 2025	$3,532	$46	$242,776	$(59,470)	$(7,170)	$179,714	$22,907	$202,621

Net loss and Other comprehensive loss attributable to redeemable noncontrolling interests were $433,000 and $128,000, respectively, for the three months ended June 30, 2025, and $1.0 million and $181,000, respectively, for the six months ended June 30, 2025 and are not shown in the table above.

The changes in stockholders’ equity by component for the three and six months ended June 30, 2024 are as follows:

					Accumulated
			Additional		Other	AXT, Inc.		Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2023	$3,532	$44	$238,452	$(32,040)	$(5,999)	$203,989	$23,494	$227,483
Common stock options exercised	—	—	20	—	—	20	—	20
Stock-based compensation	—	—	614	—	—	614	—	614
Tongmei stock-based compensation	—	—	171	—	—	171	13	184
Net loss	—	—	—	(2,083)	—	(2,083)	106	(1,977)
Other comprehensive income	—	—	—	—	(1,627)	(1,627)	(187)	(1,814)
Balance as of March 31, 2024	3,532	44	239,257	(34,123)	(7,626)	201,084	23,426	224,510
Common stock options exercised	—	—	5	—	—	5	—	5
Stock-based compensation	—	—	621	—	—	621	—	621
Tongmei stock-based compensation	—	—	79	—	—	79	7	86
Net loss	—	—	—	(1,516)	—	(1,516)	316	(1,200)
Other comprehensive income	—	—	—	—	(601)	(601)	(69)	(670)
Balance as of June 30, 2024	$3,532	$44	$239,962	$(35,639)	$(8,227)	$199,672	$23,680	$223,352

Net income (loss) and Other comprehensive income (loss) attributable to redeemable noncontrolling interests were $1,000 and ($69,000), respectively, for the three months ended June 30, 2024 and ($70,000) and ($258,000), respectively, for the six months ended June 30, 2024 and are not shown in the table above.

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased from 2016 through 2024. During the three and six months ended June 30, 2025, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2025, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In the quarter ended June 30, 2025 and 2024, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year-to-date dividends on the Series A preferred stock when calculating our earnings per share.

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

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is a replacement of the 2007 Plan. The 399,562 share reserve of the 2007 Plan became the reserve of the 2015 Plan, together with 3,000,000 additional shares approved for issuance under the 2015 Plan. In May 2019, our stockholders approved 1,600,000 of additional shares for issuance under the 2015 Plan. In May 2021, our stockholders approved 3,600,000 of additional shares for issuance under the 2015 Plan. In May 2024, our stockholders approved an amendment to the 2015 Plan to increase the number of shares reserved for issuance by an additional 3,600,000 shares. In May 2025, our stockholders approved our 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan is a replacement of the 2015 Plan. The 4,313,156 share reserve of the 2015 Plan became the reserve of the 2025 Plan. Awards that may be made under the 2025 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2025 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than four years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). However, options granted to consultants and restricted stock awards granted to independent board members typically vest in one year and the 2025 Plan does allow for similar vesting to employees.

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of revenue	$47	$68	$110	$173
Selling, general and administrative	476	526	949	1,079
Research and development	110	121	220	272
Net effect on net loss	$633	$715	$1,279	$1,524

We did not capitalize any stock-based compensation to inventory as of June 30, 2025 and December 31, 2024 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. There were no options granted in the three and six months ended June 30, 2025 and 2024.

The following table summarizes the stock option transactions during the six months ended June 30, 2025 (in thousands, except per share data):

Weighted-
average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2025	1,175	$5.16	3.16	$—
Granted	—	—
Exercised	—	—
Canceled and expired	—	—
Balance as of June 30, 2025	1,175	$5.16	2.67	$—
Options exercisable as of June 30, 2025	1,175	$5.16	2.67	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $1.41 on March 31, 2025, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2025 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2025	1,541	$2.84
Granted	589	$1.52
Vested	(198)	$3.94
Forfeited	(20)	$2.81
Non-vested as of June 30, 2025	1,912	$2.32

As of June 30, 2025, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.7 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years.

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

A summary of the status of our unvested at-risk, performance shares as of June 30, 2025 is presented below (in thousands, except per share data):

			Weighted-
			Average
			Grant Date
Stock Awards	Shares		Share Value
Non-vested as of January 1, 2025	301		$2.28
Granted	151	(1)	$2.23
Vested	(75)		$2.28
Forfeited	—		$—
Non-vested as of June 30, 2025	377		$2.26

(1)

The number of shares presented assumes the achievement of 100% of a target financial performance metric to be determined by the Company’s Compensation Committee and will be subject to an at-risk, performance shares agreement.

As of June 30, 2025, there was $0.5 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.6 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to AXT, Inc.	$(7,008)	$(1,516)	$(15,806)	$(3,599)
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net loss available to common stockholders	$(7,052)	$(1,560)	$(15,894)	$(3,687)
Denominator:
Denominator for basic net loss per share - weighted-average common shares	43,710	43,092	43,630	43,039
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock awards	—	—	—	—
Denominator for dilutive net loss per common shares	43,710	43,092	43,630	43,039
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.16)	$(0.04)	$(0.36)	$(0.09)
Diluted	$(0.16)	$(0.04)	$(0.36)	$(0.09)

Options excluded from diluted net loss per share as the impact is anti-dilutive	1,175	1,187	1,175	1,187
Restricted stock excluded from diluted net loss per share as the impact is anti-dilutive	2,289	1,325	2,289	1,325

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2025 and December 31, 2024, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Note 11. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound and single element semiconductor substrates and sale of raw materials integral to these substrates. In accordance with ASC Topic 280, Segment Reporting, our chief operating decision‑maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements. The CODM regularly evaluates consolidated net income (loss) and functional expenses, including cost of revenue, selling, general and administrative and research and development, to manage Company operations. No additional disaggregated expense categories are presented beyond those already disclosed in the primary financial statements.

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product Type:
Substrates	$11,292	$19,745	$22,374	$36,648
Raw Materials and Other	6,682	8,178	14,956	13,963
Total	$17,974	$27,923	$37,330	$50,611

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Geographical region:
China	$14,492	$16,947	$27,918	$28,464
Taiwan	530	3,420	1,751	8,002
Japan	704	796	1,422	1,786
Asia Pacific (excluding China, Taiwan and Japan)	427	712	1,208	1,510
Europe (primarily Germany)	1,597	4,689	3,698	8,414
North America (primarily the United States)	224	1,359	1,333	2,435
Total	$17,974	$27,923	$37,330	$50,611

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Long-lived assets by geographic region, net of depreciation:
North America	$1,208	$1,353
China	160,739	160,847
	$161,947	$162,200

Significant Customers

One customer represented 11% of our revenue for the three months ended June 30, 2025 and no customer represented 10% of our revenue for the three months ended June 30, 2024. Our top five customers, although not the same five customers for each period, represented 32% and 32% of our revenue for the three months ended June 30, 2025 and 2024, respectively.

One customer represented 10% of our revenue for the six months ended June 30, 2025 and 2024. Our top five customers, although not the same five customers for each period, represented 29% and 32% of our revenue for the six months ended June 30, 2025 and 2024, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for more than 10% of our accounts receivable balance as of June 30, 2025 and December 31, 2024, respectively.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Beginning accrued product warranty	$403	$495	$451	$703
Accruals for warranties issued	80	131	101	188
Adjustments related to pre-existing warranties including expirations and changes in estimates	55	(50)	79	(260)
Cost of warranty repair	(103)	(155)	(196)	(210)
Ending accrued product warranty	$435	$421	$435	$421

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of June 30, 2025, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

On May 6, 2024, a putative shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The court transferred the case to the Northern District of California, where our headquarters are located. A lead plaintiff was appointed and an amended complaint was filed, asserting a putative class period from March 24, 2021 and April 3, 2024, inclusive (the “Class Period”). The amended complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and sought unspecified monetary relief, interest, and attorneys’ fees. On November 8, 2024, Defendants moved to dismiss. The Court granted the motion to dismiss with leave to amend on May 28, 2025, holding that the plaintiffs failed to state a claim. Plaintiffs filed a second amended complaint on June 27, 2025, asserting the same claims as in the prior complaint. On July 11, 2025, Defendants again moved to dismiss. Defendants’ motion to dismiss is fully briefed and pending before the Court.

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by an alleged shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, then-serving directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant (together, “Defendants”). Defendants moved to dismiss on November 6, 2024, following which the plaintiff filed an amended complaint on November 20, 2024. The amended complaint asserted that the Defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. On November 27, 2024, Defendants again moved to dismiss. On March 17, 2025, the Court granted our motion to dismiss, holding that the plaintiff did not make a pre-suit demand on our Board of Directors and failed to plead with particularity facts sufficient to excuse the lack of a demand and also for failure to state a claim. On April 11, 2025, the plaintiff filed a notice that he did not intend to further amend his complaint. The Court entered judgment on April 14, 2025. On May 13, 2025, Plaintiffs filed a notice of appeal.

It is not possible at this time to reasonably assess the final outcome of the putative shareholder class action or to reasonably estimate the possible loss or range of loss with respect to that litigation. We believe these claims to be meritless and intend to vigorously defend against them.

Note 13. Other Income (expense), Net

Other income (expense), net for the three months ended June 30, 2025 and 2024, includes a grant of $0.2 million and $0.4 million, respectively, from government agencies as awards for technological innovation and job creation. Other income (expense), net for the six months ended June 30, 2025 and 2024, includes a grant of $0.5 million and $1.4 million, respectively, from government agencies as awards for technological innovation and job creation.

In addition, we incurred a foreign currency transaction exchange gain of $45,000 and $42,000 for the three months ended June 30, 2025 and 2024, respectively. We incurred a foreign currency transaction exchange gain of $86,000 and $100,000 for the six months ended June 30, 2025 and 2024, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and six months ended June 30, 2025 includes no interest and penalties. As of June 30, 2025, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and six months ended June 30, 2025 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards.

On  July 4, 2025, the President signed into law the “One Big Beautiful Bill Act” (the “Act”). Among other things, the Act makes permanent many provisions of the 2017 Tax Cuts and Jobs Act (the “TCJA”) that otherwise would have expired this year. The Act permanently reinstates elective expensing for qualifying domestic research and experimental expenditures with respect to amounts paid or incurred after December 31, 2024 ( section 174A). Expenditures for research performed outside the U.S. remain amortizable over 15 years. We capitalize the R&E expense incurred by our China subsidiaries and amortize it over 15 years.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of June 30, 2025. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Contract liabilities	$331	$1,590

During the three and six months ended June 30, 2025, the Company recognized $28,000 and $1.6 million, respectively, of revenue that was included in the contract balances as of December 31, 2024. During the three and six months ended June 30, 2024, the Company recognized $27,000 and $154,000, respectively, of revenue that was included in the contract balances as of December 31, 2023.

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

Note 16. Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Short-term loans” in our condensed consolidated balance sheets. The following table represents Short-term bank loans as of June 30, 2025 and December 31, 2024 (in thousands, except interest rate data):

		Loan	Interest	Start	Due	June 30,	December 31,
Subsidiary	Bank	Detail	Rate	Date	Date	2025	2024
Tongmei	Bank of China (1)	$689	2.7%	January-25	January-26	$690	$—
		579	2.7%	March-25	March-26	586	—
	Bank of China (3)	1,410	2.4%	September-24	September-25	1,410	1,370
		1,370	2.4%	November-24	November-25	1,410	1,370
		685	2.7%	November-24	November-25	700	685
		2,480	2.5%	February-25	February-26	2,490	—
	Bank of Communications (1)	1,376	3.0%	May-24	May-25	—	1,370
		2,480	3.0%	June-24	May-25	—	2,466
		1,420	2.5%	June-25	December-25	1,420	—
		2,023	2.6%	June-25	June-26	2,023	—
	China Merchants Bank (1)	1,386	3.5%	January-24	January-25	—	1,370
		692	3.5%	February-24	February-25	—	685
		692	3.5%	April-24	April-25	—	685
		3,155	2.9%	January-25	January-26	3,185	—
		978	2.9%	March-25	March-26	985	—
	Bank of Beijing (2)	3,600	3.0%	March-24	February-25	—	3,565
		3,580	3.0%	June-24	June-25	—	3,565
		2,204	2.7%	March-25	March-26	2,210	—
		1,405	2.6%	June-25	March-26	1,405	—
		3,627	2.6%	June-25	June-26	3,627	—
	Industrial Bank (1)	2,820	3.9%	September-24	September-25	2,820	2,740
		2,679	3.9%	October-24	October-25	2,700	2,679
		1,440	3.2%	November-24	November-25	1,455	1,440
	Industrial Bank (4)	1,380	3.8%	March-25	March-26	1,390	—
	NingBo Bank (1)	1,647	4.3%	January-24	January-25	—	1,630
		1,258	4.3%	May-24	March-25	—	1,255
		1,822	3.9%	November-24	November-25	1,840	1,822
		550	3.9%	December-24	December-25	558	550
		1,584	3.9%	January-25	January-26	1,590	—
		689	3.9%	March-25	March-26	700	—
		628	3.9%	Apr-25	March-26	628	—
		579	3.8%	June-25	June-26	579	—
	Industrial and Commercial Bank of China (1)	2,820	3.3%	September-24	September-25	2,820	2,740
	China Citic Bank (1)	2,752	2.9%	June-24	June-25	—	2,740
		2,820	2.9%	July-24	July-25	2,820	2,740
		1,420	2.9%	September-24	September-25	1,420	1,370
	Agricultural Bank of China (1)	1,235	2.6%	November-24	November-25	1,256	1,235
		137	2.6%	December-24	December-25	140	137
BoYu	Industrial and Commercial Bank of China (1)	1,420	2.8%	September-24	September-25	1,420	1,370
	Bank of China (1)	1,145	2.3%	September-24	September-25	837	1,096
		274	2.4%	December-24	December-25	279	274
	Industrial Bank (1)	1,370	2.7%	November-24	November-25	1,385	1,370
	Bank of Communications (1)	274	3.0%	May-24	May-25	—	274
		767	2.6%	June-25	June-26	767	—
	China Merchants Bank (1)	419	2.4%	June-25	June-26	419	—
	NanJing Bank (1)	1,370	2.8%	December-24	December-25	1,385	1,370
	Loan Balance					$51,349	$45,963

Collateral for the above bank loans and line of credit
(1)	Not collateralized.
(2)	AXT time deposit.
(3)	Baoding Tongmei’s land use rights and its building located at its facility in Dingxing, China. In addition, the loan attracts a guarantee fee amounting to 1.0% of the loan amount.
(4)	Chaoyang JinMei’s land use rights and its building located at its facility in Kazuo, China.

Long-term Loans

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction projects. As of June 30, 2025, $5.0 million is included in “Other long-term liabilities” and $0.6 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of June 30, 2025, $1.3 million is included in “Short-term loans” in our condensed consolidated balance sheets.

 In February 2025, the Company secured a fourteen-month unsecured bank loan totaling $2.7 million at an interest rate of 3.2%. As of June 30, 2025, the full amount is included in “Short-term loans” in our condensed consolidated balance sheets.

As of June 30, 2025, the maturities of our long-term loan liabilities in five years (including current portion) are as follows (in thousands):

Maturity of long-term loans
2025	$977
2026	4,046
2027	977
2028	1,256
2029	2,390

In summary, short-term loans of $55.9 million included under “Short-term loans” in our condensed consolidated balance sheet at June 30, 2025, consisted of $51.3 million of short-term bank loans and $4.6 million of the current portion of long-term debt. Long-term loan of $5.0 million included under “Other long-term liabilities” in our condensed consolidated balance sheet at June 30, 2025.

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

As of June 30, 2025, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2025	$318
2026	659
2027	675
2028	658
2029	194
Thereafter	—
Total minimum lease payments	2,504
Less: Interest	(240)
Present value of lease obligations	2,264
Less: Current portion, included in accrued liabilities	(550)
Long-term portion of lease obligations	$1,714

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	3.78	4.27
Weighted-average discount rate	5.01%	5.02%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$316	$292

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease	$161	$153	$321	$306
Short-term lease expense	34	42	83	83
Total	$195	$195	$404	$389

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

The components of the change in redeemable noncontrolling interests for the six months ended June 30, 2025 are presented in the following table (in thousands):

Balance as of January 1, 2025	$38,577
Equity issuance costs incurred	(531)
Stock-based compensation attributable to redeemable noncontrolling interests	8
Net loss attributable to redeemable noncontrolling interests	(1,041)
Effect of foreign currency translation on redeemable noncontrolling interests	816
Effect of foreign currency translation attributable to redeemable noncontrolling interests	181
Balance as of June 30, 2025	$38,010

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

Note 20. Subsequent Events

On July 14, 2025, we reported that Ms. Christine Russell, our independent director, Chair of the Audit Committee, member of the Compensation Committee and the Nominating and Corporate Governance Committee, passed away. On July 29, 2025, we appointed Leonard J. Leblanc to the Board of Directors to fill Ms. Russell’s vacancy effective immediately. The Board also appointed Mr. Leblanc to serve on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in reliance on the limited exception provided under the Nasdaq Listing Rules. On July 29, 2025, we also appointed Mr. Jesse Chan to serve as the Chair of the Audit Committee.

In July 2025, the Company obtained a total of $740,000 in unsecured one-year bank loans with interest rates ranging from 2.6% to 3.8%.  The company repaid $2.8 million on an existing loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q of AXT, Inc., a Delaware corporation (“AXT”, “the Company”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, including the use of InP wafer substrates in artificial intelligence (“AI”) applications, the development and adoption of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, ramping production at our new sites, potential severance costs with respect to any reduction in our work force, our ability to have new customers qualify substrates from our new manufacturing locations in China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements. Additionally, statements regarding completing steps in connection with the proposed listing of shares of our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), being accepted to list shares of Tongmei on the STAR Market, the timing and completion of such listing of shares of Tongmei on the STAR Market are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, geopolitical tensions, export restrictions in China, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the Company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this Quarterly Report on Form 10-Q. These uncertainties and factors include, but are not limited to: the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and the listing of shares of Tongmei on the STAR Market, continued open access to companies to list shares on the STAR Market, investor enthusiasm for new listings of shares on the STAR Market and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China; outbreaks of a contagious disease; tariffs and other trade war issues; export restrictions in China; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Quarterly Report on Form 10-Q, including those set forth under the section entitled “Risk Factors” in Part II, Item 1A below. All forward-looking statements are based upon management’s views as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Part II, Item 1A below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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

Products
Substrate Group and Wafer Diameter	Sample of Applications
Indium Phosphide	•Data center connectivity using light/lasers
(InP)	•High-speed data transfer in data centers to support AI applications
2”, 3”, 4”, 6”	•5G communications
•Fiber optic lasers and detectors
•Consumer devices
•Passive Optical Networks (PONs)
•Silicon photonics
•Photonic Integrated circuits (PICs)
•Thermo-Photovoltaics (TPVs)
•RF amplifier and switching (military wireless & 5G)
•Infrared light-emitting diode (LEDs) motion control
•Lidar for robotics and autonomous vehicles
•Infrared thermal imaging
Gallium Arsenide	•Wi-Fi devices
(GaAs - semi-insulating)	•IoT devices
1”, 2”, 3”, 4”, 5”, 6”	•High-performance transistors
•Direct broadcast television
•Power amplifiers for wireless devices
•Satellite communications
•High efficiency solar cells for drones and automobiles
•Solar cells
Gallium Arsenide	•High brightness LEDs
(GaAs - semi-conducting)	•Screen displays using micro-LEDs
1”, 2”, 3”, 4”, 5”, 6”, 8”	•Printer head lasers and LEDs
•3-D sensing using VCSELs
•Data center communication using VCSELs
•Sensors for industrial robotics/Near-infrared sensors
•Laser machining, cutting and drilling
•Optical couplers
•High efficiency solar cells for drones and automobiles
•Other lasers
•Night vision goggles
•Lidar for robotics and autonomous vehicles
•Solar cells
Germanium	•Multi-junction solar cells for satellites
(Ge)	•Optical sensors and detectors
2”, 4”, 6”	•Terrestrial concentrated photo voltaic (CPV) cells
•Infrared detectors
•Carrier wafer for LED
Raw Materials Group
6N+ and 7N+ purified gallium	•Key material in single crystal ingots such as:
- Gallium Arsenide (GaAs)
- Gallium Nitride (GaN)
- Gallium Antimonite (GaSb)
- Gallium Phosphide (GaP)
Boron trioxide (B2O3)	•Encapsulant in the ingot growth of III-V compound semiconductors
Gallium-Magnesium alloy	•Used for the synthesis of organo-gallium compounds in epitaxial growth on semiconductor wafers
pyrolytic boron nitride (pBN) crucibles	•Used when growing single-crystal compound semiconductor ingots
•Used as effusion rings when growing OLED tools
pBN insulating parts	•Used in MOCVD reactors
•Used when growing epitaxial layers in Molecular Beam Epitaxy (MBE) reactors

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

The following organization chart depicts the consolidated structure as of June 30, 2025:

The businesses of our PRC subsidiaries and PRC joint ventures are subject to complex and rapidly evolving laws and regulations in the PRC, which can change quickly with little advance notice. The PRC government is a single party form of government with virtually unlimited authority and power to intervene in or influence commercial operations in China. We have experienced such interventions or influence by the PRC government and expect that such intervention or influence or change in the rules and regulations in China could occur in the future.

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

On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product families manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. The portal to apply for exports of indium phosphide from China opened in March and we immediately began to submit our applications. On June 11, Tongmei was informed that it has satisfied the applicable requirements for a permit to export indium phosphide and has received its initial export permits from the Ministry of Commerce of the People’s Republic of China to resume shipping indium phosphide substrates to certain customers in Europe and Japan. More recently, we have also obtained export permits for indium phosphide shipments to the UK and Canada. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. However, since the requirement for such export permits is new, the timing for when permits will be granted remains uncertain and we are unable to estimate when we will receive the necessary export permits to resume shipping our indium phosphide substrates to the U.S. We are actively monitoring and following up on the status of our applications.

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

Another example of a change in the rules and regulations in China occurred when we were instructed by the Beijing municipal government to relocate part of our manufacturing facility in Beijing.

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We licensed to our PRC subsidiaries intellectual property and received from our PRC subsidiaries royalty payments or one-time fees. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. In the past, we sold to our PRC subsidiaries capital equipment that we purchased at the request of our PRC subsidiaries and for which we were reimbursed by the applicable PRC subsidiary. In recent years, Tongmei purchases capital equipment from suppliers in Taiwan, Japan, China, Europe or South Korea. Third, our PRC subsidiaries and PRC joint ventures pay dividends to entities within the Company’s corporate structure. For the six months ended June 30, 2025, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $0.9 million. For the year ended December 31, 2024, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $2.4 million. For the year ended December 31, 2024, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0. All of these distributions were paid to our PRC subsidiaries and the minority shareholders. For the six months ended June 30, 2025 and the year ended December 31, 2024, no transfers, dividends, or distributions were made between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute earnings to our investors under our corporate structure.

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

Our independent registered public accounting firm is BPM LLP (“BPM”), which is registered with the PCAOB. The Holding Foreign Companies Accountable Act (the “HFCA Act”) requires that the PCAOB determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong because of positions taken by PRC authorities in those jurisdictions. BPM is headquartered in the United States and not in the PRC or Hong Kong. As such, BPM is not subject to the determinations announced by the PCAOB. Accordingly, the Company does not expect the HFCA Act, the Accelerating Holding Foreign Companies Accountable Act and the related regulations to affect the Company and does not expect to be identified by the Securities and Exchange Commission, or SEC, under the HFCA Act. On December 15, 2022, the PCAOB vacated its 2021 determinations that the positions taken by authorities in the PRC and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. See “Although the audit report is prepared by an independent registered public accounting firm that is currently inspected fully by the PCAOB, there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB” under the section entitled “Risk Factors” in Part II, Item 1A below for further information on risks related to our foreign operations and dependence.

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

In accordance with ASC Topic 326, Financial Instruments – Credit Losses current expected credit loss impairment model, we exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of June 30, 2025 and December 31, 2024, our accounts receivable, net balance was $22.8 million and $25.6 million, respectively, which was net of an allowance of $147,000 and $147,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2025 and December 31, 2024, accrued product warranties totaled $435,000 and $451,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2025 and December 31, 2024, we had an inventory reserve of $26.5 million and $24.1 million, respectively, for excess and obsolete inventory and $141,000 and $73,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

There was a $145,000 impairment charge related to an investment during the three and six months ended June 30, 2025 and no impairment charge during the six months ended June 30, 2024.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of June 30, 2025, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2025 and 2024.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

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

Economic Challenges, Risks and Uncertainties

The Company has been impacted by escalating trade tensions and regulations. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On February 4, 2025, China added indium phosphide substrates to its export control list. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. On April 2, 2025, the United States again announced a baseline 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries, including up to 145% tariffs on certain products from China. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses; however, our wafer substrates continue to be subject to tariffs of approximately 100%. Due to the uncertainties pertaining to export restrictions in China and tariffs and tariff levels in the United States, it is difficult for us to reliably forecast the short-term or ongoing impact to our business or that of our customers but is expected that tariffs and export regulations would negatively impact our revenues, profitability and cash flows. We are closely monitoring the fluid nature of proposed tariffs and any impact they may have on our operations and will continue to monitor macroeconomic conditions and evaluate the financial and operational impact of ongoing trade policy shifts.

Previously, as of August 1, 2023, Tongmei was required to secure permits from the applicable Chinese authorities to export gallium arsenide and germanium substrates. Materials that could be used in military applications, specifically including weapons of mass destruction, are the primary focus. We have little or no germanium imports into the U.S. and historically a relatively small value of imports of gallium arsenide wafers into the U.S. Our primary revenue generator derived from imports into the U.S. is indium phosphide substrates. In 2024, approximately 8% of our revenue was generated by sales to customers in the U.S. On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product families manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. The portal to apply for exports of indium phosphide from China opened in March and we immediately began to submit our applications. On June 11, Tongmei was informed that it has satisfied the applicable requirements for a permit to export indium phosphide and has received its initial export permits from the Ministry of Commerce of the People’s Republic of China to resume shipping indium phosphide substrates to certain customers in Europe and Japan. More recently, we have also obtained export permits for indium phosphide shipments to the UK and Canada. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. However, since the requirement for such export permits is new, the timing for when permits will be granted remains uncertain and we are unable to estimate when we will receive the necessary export permits to resume shipping our indium phosphide substrates to the U.S. We are actively monitoring and following-up on the status of our applications.

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

Board of Director Changes

On July 11, 2025, Ms. Christine Russell, our independent director, Chair of the Audit Committee, member of the Compensation Committee and the Nominating and Corporate Governance Committee, passed away. On July 14, 2025, we notified The Nasdaq Stock Market LLC (“Nasdaq”) that due to the passing of Ms. Russell, our Audit Committee has been reduced to two independent directors, and we are currently not compliant with Nasdaq Lising Rule 5605(c)(2)(A), which requires the Audit Committee to be comprised of a minimum of three independent directors. On July 18, 2025, Nasdaq confirmed our non-compliance and further notified us that, consistent with Nasdaq Listing Rule 5605(c)(4), Nasdaq will provide us a cure period to regain compliance (i) until the earlier of the Company’s next annual meeting of shareholders or July 11, 2026; or, (ii) if the next annual meeting of shareholders is held before January 7, 2026, then we must provide evidence of compliance no later than January 7, 2026. We intend to regain compliance as soon as possible and the Board will add a new independent director who satisfies the applicable requirements of the Nasdaq Listing Rules prior to the expiration of the foregoing cure period.

On July 29, 2025, we appointed Leonard J. Leblanc to the Board of Directors (the “Board”) to fill the vacancy on the Board due to the passing of Ms. Russell. Mr. Leblanc will serve as a Class III director with a maximum term expiring on July 29, 2027, or until his successor is duly elected and qualified. In connection with Mr. Leblanc’s appointment to the Board, the Board considered the compensation Mr. Leblanc previously received during his term as director emeritus, and determined that Mr. Leblanc is not independent under the Nasdaq Listing Rules as his total compensation exceeded $120,000 during January 1, 2022 to December 31, 2022. From January 1, 2023 to December 31, 2023, Mr. Leblanc’s total compensation did not exceed $120,00 and Mr. Leblanc did not receive any further compensation from us after December 29, 2023. As such, after December 31, 2022, Mr. Leblanc would not have received any compensation from us in excess of $120,000 during any period of twelve consecutive months in the three year look-back period preceding January 1, 2026, and he would therefore be considered independent under the Nasdaq Listing Rules on January 1, 2026. Other than the compensation previously received as director emeritus, the Board has determined that Mr. Leblanc meets all independence requirements for a member of the audit committee under Rule 10A-3 of the Securities and Exchange Act of 1934, as amended, and the other independence requirements under the Nasdaq Listing Rules.

The Board also considered Mr. Leblanc’s previous service as a director and chair of the Audit Committee. Based on Mr. Leblanc’s experience and previous service with us, the Board determined that Mr. Leblanc familiarity with our operations, business, supply-chain and manufacturing strategies, and intricacies of our corporate structure is necessary to our current needs. The Board believes that the unforeseen passing of Ms. Russell during a critical period in our operations further necessitates the appointment of a director who is already familiar with our financial operations and our management under the current environment and economic conditions. Accordingly, the Board determined that the appointment of Mr. Leblanc to our Audit Committee as a non-independent director will be in the best interests of the Company and our stockholders in reliance on the exception provided under applicable Nasdaq Listing Rules for membership on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee under exceptional and limited circumstances. Based on the foregoing determination, the Board also appointed Mr. Leblanc to serve on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in reliance on the limited exception provided under the Nasdaq Listing Rules. Mr. LeBlanc’s independence under the Nasdaq Listing Rules will be re-evaluated by the Board on or after January 1, 2026.

On July 29, 2025, we appointed Mr. Jesse Chen to serve as the Chair of the Audit Committee. Mr. Chen currently serves as an independent director, lead director, Chair of the Nominating and Governance Committee, and a member of the Audit Committee and Compensation Committee.

Results of Operations

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
Product Type:	($ in thousands)				($ in thousands)
Substrates	$11,292	$19,745	$(8,453)	(42.8)%	$22,374	$36,648	$(14,274)	(38.9)%
Raw materials and other	6,682	8,178	(1,496)	(18.3)%	14,956	13,963	993	7.1%
Total revenue	$17,974	$27,923	$(9,949)	(35.6)%	$37,330	$50,611	$(13,281)	(26.2)%

Revenue decreased $10.0 million, or 35.6%, to $18.0 million for the three months ended June 30, 2025 from $27.9 million for the three months ended June 30, 2024. The substrate revenue decrease for the three months ended June 30, 2025 as compared to the same period in 2024 was primarily the result of lower demand for InP wafer substrates used for data center applications and in passive optical networks, as a result of export restrictions imposed by the China government and decreased demand for GaAs wafer substrates due to decreased demand across a number of applications and weaker demand for Ge wafer substrates in China. Raw materials sales decreased $1.5 million, or 18.3%, to $6.7 million for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease in raw materials revenue for the three months ended June 30, 2025 as compared to the same period in 2024 was primarily the result of a decrease in sales of refined gallium and pBN crucibles resulting from weaker market demand.

Revenue decreased $13.3 million, or 26.2%, to $37.3 million for the six months ended June 30, 2025 from $50.6 million for the six months ended June 30, 2024. The substrate revenue decrease for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily the result of lower demand for InP wafer substrates used for data center applications and in passive optical networks, as a result of export restrictions imposed by the China government, and decreased demand for GaAs wafer substrates due to decreased demand across a number of applications and weaker demand for Ge wafer substrates in China. Raw materials sales increased $1.0 million, or 7.0%, to $15.0 million for the six months ended June 30, 2025 as compared to the same period in 2024. The increase in raw materials revenue for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily the result of an increase in sales of refined gallium and from the sale of recycled materials, partially offset by lower demand for pBN crucibles resulting from weaker market demand.

Revenue by Geographic Region

	Three Months Ended		2024 to 2025
	June 30,		Increase
	2025	2024	(Decrease)	% Change
	($ in thousands)
China	$14,492	$16,947	$(2,455)	(14.5)%
% of total revenue	81%	61%
Taiwan	530	3,420	(2,890)	(84.5)%
% of total revenue	3%	12%
Japan	704	796	(92)	(11.6)%
% of total revenue	4%	3%
Asia Pacific (excluding China, Taiwan and Japan)	427	712	(285)	(40.0)%
% of total revenue	2%	2%
Europe (primarily Germany)	1,597	4,689	(3,092)	(65.9)%
% of total revenue	9%	17%
North America (primarily the United States)	224	1,359	(1,135)	(83.5)%
% of total revenue	1%	5%
Total revenue	$17,974	$27,923	$(9,949)	(35.6)%

Revenue in China decreased $2.5 million for the three months ended June 30, 2025, primarily due to lower demand for our InP and Ge wafer substrates and refined gallium sold by one of our consolidated subsidiaries, partially offset by higher demand for our GaAs wafer substrates. Revenue in Taiwan decreased $2.9 million, primarily due to the impact of China export restrictions on our InP and GaAs wafer substrates. Revenue in Japan decreased $0.1 million, primarily due to the impact of China export restrictions on our GaAs and InP wafer substrates, partially offset by higher demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific decreased $0.3 million, primarily due to the impact of China export restrictions on our InP and GaAs wafer substrates and decreased demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe decreased $3.1 million, primarily due to the impact of China export restrictions on our GaAs, InP and Ge wafer substrates and lower demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in North America decreased $1.1 million, primarily due to the impact of China export restrictions on our InP and GaAs wafer substrates and lower demand for pBN crucibles sold by one of our consolidated subsidiaries.

	Six Months Ended
	June 30,		Increase
	2025	2024	(Decrease)	% Change
	($ in thousands)
China	$27,918	$28,464	$(546)	(1.9)%
% of total revenue	75%	56%
Taiwan	1,751	8,002	(6,251)	(78.1)%
% of total revenue	5%	16%
Japan	1,422	1,786	(364)	(20.4)%
% of total revenue	4%	3%
Asia Pacific (excluding China, Taiwan and Japan)	1,208	1,510	(302)	(20.0)%
% of total revenue	3%	3%
Europe (primarily Germany)	3,698	8,414	(4,716)	(56.0)%
% of total revenue	10%	17%
North America (primarily the United States)	1,333	2,435	(1,102)	(45.3)%
% of total revenue	3%	5%
Total revenue	$37,330	$50,611	$(13,281)	(26.2)%

Revenue in China decreased $0.5 million for the six months ended June 30, 2025, primarily due to lower demand for our InP and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by higher demand for our GaAs wafer substrates and refined gallium sold by one of our consolidated subsidiaries. Revenue in Taiwan decreased $6.3 million, primarily due to the impact of China export restrictions on our InP and GaAs wafer substrates. Revenue in Japan decreased $0.4 million, primarily due to the impact of China export restrictions on our InP and GaAs wafer substrates, partially offset by higher demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific decreased $0.3 million, primarily due to the impact of China export restrictions on our GaAs and InP wafer substrates and refined gallium sold by one of our consolidated subsidiaries, partially offset by higher demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe decreased $4.7 million, primarily due to the impact of China export restrictions on our GaAs, InP and Ge wafer substrates and lower demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in North America decreased $1.1 million, primarily due to the impact of China export restrictions on our InP and GaAs wafer substrates and lower demand for pBN crucibles sold by one of our consolidated subsidiaries.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Gross profit	$1,433	$7,652	$(6,219)	(81.3)%	$192	$13,746	$(13,554)	(98.6)%
Gross Profit %	8.0%	27.4%			0.5%	27.2%

Gross profit decreased 6.2 million, or 81.3%, to a profit of $1.4 million for the three months ended June 30, 2025 from $7.7 million for the three months ended June 30, 2024. The decrease in gross profit is primarily the result of significant unfavorable yields charged to cost of goods sold in our gallium arsenide production lines. These charges resulted in a lower gross margin as a percent of revenue. Further, the export restrictions imposed by China on indium phosphide had a negative impact on product mix and on total substrate revenue. Sales of indium phosphide wafers were reduced significantly. Lower substrate revenue resulted in an increase in unabsorbed overhead charged to cost of goods sold.

Gross profit decreased 13.6 million, or 98.6%, to a profit of $0.2 million for the six months ended June 30, 2025 from $13.7 million for the six months ended June 30, 2024. The decrease in gross profit is primarily the result of significant unfavorable yields charged to cost of goods sold in our gallium arsenide production lines. These charges resulted in a negative gross margin as a percent of revenue. Further, the export restrictions imposed by China on indium phosphide had a negative impact on product mix and on total substrate revenue. Sales of indium phosphide wafers were reduced significantly. Lower substrate revenue resulted in an increase in unabsorbed overhead charged to cost of goods sold.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$5,653	$5,779	$(126)	(2.2)%	$11,569	$12,006	$(437)	(3.6)%
% of total revenue	31.5%	20.7%			31.0%	23.7%

Selling, general and administrative expenses decreased $126,000, or 2.2%, to $5.7 million for the three months ended June 30, 2025 from $5.8 million for the three months ended June 30, 2024. The lower selling, general and administrative expenses were primarily from a decrease in legal and professional service expenses, outside commissions and office supply expenses, partially offset by an increase in compensation related expenses.

Selling, general and administrative expenses decreased $437,000, or 3.6%, to $11.6 million for the six months ended June 30, 2025 from $12.0 million for the six months ended June 30, 2024. The lower selling, general and administrative expenses were primarily from a decrease in compensation related expenses, outside commissions and office supply expenses, partially offset by higher legal and professional service expenses.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Research and development	$2,525	$3,758	$(1,233)	(32.8)%	$5,643	$6,972	$(1,329)	(19.1)%
% of total revenue	14.0%	13.5%			15.1%	13.8%

Research and development expenses decreased $1.2 million, or 32.8%, to $2.5 million for the three months ended June 30, 2025 from $3.8 million for the three months ended June 30, 2024. The decrease in research and development expenses for the three months ended June 30, 2025 was primarily due to lower product development expenses for crystal ingot processing, partially offset by higher compensation related expenses.

Research and development expenses decreased $1.3 million, or 19.1%, to $5.6 million for the six months ended June 30, 2025 from $7.0 million for the six months ended June 30, 2024. The decrease in research and development expenses for the six months ended June 30, 2025 was primarily due to lower product development expenses for crystal ingot processing, partially offset by higher compensation related expenses.

Interest Expense, Net

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Interest expense, net	$202	$282	$(80)	(28.4)%	$471	$631	$(160)	(25.4)%
% of total revenue	1.1%	1.0%			1.3%	1.2%

Interest expense, net decreased $80,000, or 28.4%, to $202,000 for the three months ended June 30, 2025 from $282,000 for the three months ended June 30, 2024. Interest expense, net decreased primarily due to higher interest income during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Interest expense, net decreased $160,000, or 25.4%, to $471,000 for the six months ended June 30, 2025 from $631,000 for the six months ended June 30, 2024. Interest expense, net decreased primarily due to higher interest income during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Gain (loss) from equity method and fair value investments

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	($ in thousands)				($ in thousands)
Gain (loss) from equity method and fair value investments	$(171)	$598	$(769)	(128.6)%	$77	$1,488	$(1,411)	(94.8)%
% of total revenue	(1.0)%	2.1%			0.2%	2.9%

The gain (loss) from equity method and fair value investments was a loss of $0.2 million for the three months ended June 30, 2025 as compared to income of $0.6 million for the three months ended June 30, 2024. The decrease in income of $0.8 million is primarily due to weaker performance in unconsolidated joint ventures.

The gain (loss) from equity method and fair value investments was income of $0.1 million for the six months ended June 30, 2025 as compared to income of $1.5 million for the six months ended June 30, 2024. The decrease in income of $1.4 million is primarily due to weaker performance in unconsolidated joint ventures.

Other Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Other Income		June 30,		Other Income
	2025	2024	Change	% Change	2025	2024	Change	% Change
	($ in thousands)				($ in thousands)
Other income, net	$23	$491	$(468)	(95.3)%	$377	$1,523	$(1,146)	(75.2)%
% of total revenue	0.1%	1.8%			1.0%	3.0%

Other income, net decreased $0.5 million, or 95.3%, to an income of $23,000 for the three months ended June 30, 2025 from an income of $0.5 million for the three months ended June 30, 2024. Other income, net decreased primarily due to a decrease in government grants.

Other income, net decreased $1.1 million, or 75.2%, to an income of $0.4 million for the six months ended June 30, 2025 from an income of $1.5 million for the six months ended June 30, 2024. Other income, net decreased primarily due to a decrease in government grants.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Provision for income taxes	$579	$121	$458	378.5%	$653	$395	$258	65.3%
% of total revenue	3.2%	0.4%			1.7%	0.8%

Provision for income taxes increased $458,000, or 378.5%, to a provision of $579,000 for the three months ended June 30, 2025 as compared to a provision of $121,000 for the three months ended June 30, 2024. The tax expense recorded for the three months ended June 30, 2025 is the result of mainly foreign taxes and some minimum state taxes. No federal income tax is provided for our U.S. operations as most of the income in the U.S. has been fully offset by utilization of net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved for the U.S. parent company. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Provision for income taxes increased $258,000, or 65.3%, to a provision of $653,000 for the six months ended June 30, 2025 as compared to a provision of $395,000 for the six months ended June 30, 2024. The tax expense recorded for the six months ended June 30, 2025 is the result of mainly foreign taxes and some minimum state taxes. No federal income tax is provided for our U.S. operations as most of the income in the U.S. has been fully offset by utilization of net operating loss carryforwards.

Net (Income) loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

			Net (income) loss attributable to				Net (income) loss attributable to
	Three Months Ended		noncontrolling interests and		Six Months Ended		noncontrolling interests and
	June 30,		redeemable noncontrolling interests		June 30,		redeemable noncontrolling interests
	2025	2024	Change	% Change	2025	2024	Change	% Change
	($ in thousands)				($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$666	$(317)	$983	310.1%	$1,884	$(352)	$2,236	635.2%
% of total revenue	3.7%	(1.1)%			5.0%	(0.7)%

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests increased $1.0 million or 310.1% to a loss of $0.7 million for the three months ended June 30, 2025, from an income of $317,000 for the three months ended June 30, 2024, primarily due to lower profitability from our PRC subsidiaries as sales decreased.

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests increased $2.2 million or 635.2% to a loss of $1.9 million for the six months ended June 30, 2025, from an income of $352,000 for the six months ended June 30, 2024, primarily due to lower profitability from our PRC subsidiaries as sales decreased.

Liquidity and Capital Resources

We consider cash and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of June 30, 2025, our principal source of liquidity was $35.1 million, which consisted of cash of $27.0 million and restricted cash of $8.1 million. In the six months ended June 30, 2025, cash and restricted cash increased by $1.3 million. The increase in cash and restricted cash of $1.3 million in the six months ended June 30, 2025 was primarily due to net cash provided by financing activities of $6.6 million and the effect of exchange rate changes of $4.3 million, partially offset by net cash used in operating activities of $7.9 million and net cash used in investing activities of $1.6 million. As of June 30, 2025, we and our PRC subsidiaries held approximately $29.8 million in cash and investments in foreign bank accounts, of which $7.9 million was classified in restricted cash.

As of June 30, 2024, our principal source of liquidity was $43.3 million, which consisted of cash and restricted cash of $41.6 million and investments of $1.7 million. In the six months ended June 30, 2024, cash and restricted cash decreased by $8.5 million and investments decreased by $0.5 million. The decrease in cash and restricted cash of $8.5 million in the six months ended June 30, 2024 was primarily due to net cash used in operating activities of $8.0 million and net cash used in investing activities of $4.5 million, partially offset by net cash provided by financing activities of $3.7 million and the effect of exchange rate changes of $0.2 million. As of June 30, 2024, we and our consolidated joint ventures in China held approximately $35.6 million in cash and investments in foreign bank accounts.

Net cash used in operating activities of $7.9 million for the six months ended June 30, 2025 was primarily comprised of a net loss before income attributable to noncontrolling interest and redeemable noncontrolling interests of $17.7 million and gain from equity method and fair value investments of $0.1 million, partially offset by the adjustment for non-cash items of depreciation and amortization of $4.5 million, a net change of $3.3 million in operating assets and liabilities, stock-based compensation of $1.3 million and return of equity method investments as dividends of $0.9 million .

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

Net cash used in investing activities of $1.6 million for the six months ended June 30, 2025 was primarily from the purchase of property, plant and equipment of $0.8 million and investment in non-marketable equity investments of $0.8 million.

Net cash used in investing activities of $4.5 million for the six months ended June 30, 2024 was primarily from the purchase of property, plant and equipment of $4.7 million, and investment in non-marketable equity investments of $0.3 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $0.5 million.

Net cash provided by financing activities was $6.6 million for the six months ended June 30, 2025, which consisted of proceeds from short-term loans of $24.4 million and long-term loan of $2.8 million, partially offset by repayment of short-term loans of $20.2 million and repayment of long-term loan of $0.5 million.

Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2024, which consisted of proceeds from short-term loans of $26.5 million, long-term loan of $5.8 million and common stock options exercised of $25,000, partially offset by repayment of short-term loans of $28.3 million and repayment of long-term loan of $0.3 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. As of June 30, 2025, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

Dividends accrue on our outstanding Series A preferred stock, and are payable as and when declared by our Board of Directors. We have never declared or paid any dividends on the Series A preferred stock.  By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our condensed consolidated balance sheets. As of June 30, 2025, the balance remained unchanged. At the time we pay this accrued liability, our cash will be reduced. We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

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

For the six months ended June 30, 2025 and 2024, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $0.9 million and $2.1 million, respectively. For the six months ended June 30, 2025 and 2024, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures. For the six months ended June 30, 2025, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Short-term loans” in our condensed consolidated balance sheets. The following table represents short-term bank loans as of June 30, 2025 and December 31, 2024 (in thousands, except interest rate data):

		Loan	Interest	Start	Due	June 30,	December 31,
Subsidiary	Bank	Detail	Rate	Date	Date	2025	2024
Tongmei	Bank of China (1)	$689	2.7%	January-25	January-26	$690	$—
		579	2.7%	March-25	March-26	586	—
	Bank of China (3)	1,410	2.4%	September-24	September-25	1,410	1,370
		1,370	2.4%	November-24	November-25	1,410	1,370
		685	2.7%	November-24	November-25	700	685
		2,480	2.5%	February-25	February-26	2,490	—
	Bank of Communications (1)	1,376	3.0%	May-24	May-25	—	1,370
		2,480	3.0%	June-24	May-25	—	2,466
		1,420	2.5%	June-25	December-25	1,420	—
		2,023	2.6%	June-25	June-26	2,023	—
	China Merchants Bank (1)	1,386	3.5%	January-24	January-25	—	1,370
		692	3.5%	February-24	February-25	—	685
		692	3.5%	April-24	April-25	—	685
		3,155	2.9%	January-25	January-26	3,185	—
		978	2.9%	March-25	March-26	985	—
	Bank of Beijing (2)	3,600	3.0%	March-24	February-25	—	3,565
		3,580	3.0%	June-24	June-25	—	3,565
		2,204	2.7%	March-25	March-26	2,210	—
		1,405	2.6%	June-25	March-26	1,405	—
		3,627	2.6%	June-25	June-26	3,627	—
	Industrial Bank (1)	2,820	3.9%	September-24	September-25	2,820	2,740
		2,679	3.9%	October-24	October-25	2,700	2,679
		1,440	3.2%	November-24	November-25	1,455	1,440
	Industrial Bank (4)	1,380	3.8%	March-25	March-26	1,390	—
	NingBo Bank (1)	1,647	4.3%	January-24	January-25	—	1,630
		1,258	4.3%	May-24	March-25	—	1,255
		1,822	3.9%	November-24	November-25	1,840	1,822
		550	3.9%	December-24	December-25	558	550
		1,584	3.9%	January-25	January-26	1,590	—
		689	3.9%	March-25	March-26	700	—
		628	3.9%	Apr-25	March-26	628	—
		579	3.8%	June-25	June-26	579	—
	Industrial and Commercial Bank of China (1)	2,820	3.3%	September-24	September-25	2,820	2,740
	China Citic Bank (1)	2,752	2.9%	June-24	June-25	—	2,740
		2,820	2.9%	July-24	July-25	2,820	2,740
		1,420	2.9%	September-24	September-25	1,420	1,370
	Agricultural Bank of China (1)	1,235	2.6%	November-24	November-25	1,256	1,235
		137	2.6%	December-24	December-25	140	137
BoYu	Industrial and Commercial Bank of China (1)	1,420	2.8%	September-24	September-25	1,420	1,370
	Bank of China (1)	1,145	2.3%	September-24	September-25	837	1,096
		274	2.4%	December-24	December-25	279	274
	Industrial Bank (1)	1,370	2.7%	November-24	November-25	1,385	1,370
	Bank of Communications (1)	274	3.0%	May-24	May-25	—	274
		767	2.6%	June-25	June-26	767	—
	China Merchants Bank (1)	419	2.4%	June-25	June-26	419	—
	NanJing Bank (1)	1,370	2.8%	December-24	December-25	1,385	1,370
	Loan Balance					$51,349	$45,963

Collateral for the above bank loans and line of credit
(1)	Not collateralized.
(2)	AXT time deposit.
(3)	Baoding Tongmei’s land use rights and its building located at its facility in Dingxing, China. In addition, the loan attracts a guarantee fee amounting to 1.0% of the loan amount.
(4)	Chaoyang JinMei’s land use rights and its building located at its facility in Kazuo, China.

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction of fixed assets. As of June 30, 2025, $5.0 million is included in “Other long-term liabilities” and $0.6 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of June 30, 2025, $1.3 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In February 2025, the Company secured a fourteen-month unsecured bank loan totaling $2.7 million at an interest rate of 3.2%. As of June 30, 2025, the full amount is included in “Short-term loans” in our condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As June 30, 2025 and December 31, 2024, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash and restricted cash earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

			Projected	Proforma 10%	Proforma 10%
	Balance as of	Current	Annual	Interest Rate	Interest Rate
	June 30,	Interest	Interest	Decline	Increase
Instrument	2025	Rate	Income	Income	Income
Cash, restricted cash and cash equivalents	$35,107	0.48%	$169	$152	$185
Investments in marketable debt securities	—	—%	—	—	—
			$169	$152	$185

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. One customer accounted for more than 10% of our accounts receivable balance as of June 30, 2025 and December 31, 2024, respectively.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than-temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over the raw material company’s operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other-than-temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investments under the equity method as of June 30, 2025 and December 31, 2024 totaled $14.3 million and $14.1 million, respectively. Our minority investment under the fair value method as of June 30, 2025 and December 31, 2024 totaled $0.4 million and $0.6 million, respectively. See Note 7 for a discussion on the new fair value method investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Shareholder Class Action

On May 6, 2024, a putative shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities, against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The court transferred the case to the Northern District of California, where our headquarters are located. A lead plaintiff was appointed and an amended complaint was filed, asserting a putative class period from March 24, 2021 and April 3, 2024, inclusive (the “Class Period”). The amended complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and sought unspecified monetary relief, interest, and attorneys’ fees. On November 8, 2024, Defendants moved to dismiss. The Court granted the motion to dismiss with leave to amend on May 28, 2025, holding that the plaintiffs failed to state a claim. Plaintiffs filed a second amended complaint on June 27, 2025, asserting the same claims as in the prior complaint. On July 11, 2025, Defendants again moved to dismiss. Defendants’ motion to dismiss is fully briefed and pending before the Court.

Derivative Action

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by an alleged shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, then-serving directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant (together, “Defendants”). Defendants moved to dismiss on November 6, 2024, following which the plaintiff filed an amended complaint on November 20, 2024. The amended complaint asserted that the Defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. On November 27, 2024, Defendants again moved to dismiss. On March 17, 2025, the Court granted our motion to dismiss, holding that the plaintiff did not make a pre-suit demand on our Board of Directors and failed to plead with particularity facts sufficient to excuse the lack of a demand and also for failure to state a claim. On April 11, 2025, the plaintiff filed a notice that he did not intend to further amend his complaint. The Court entered judgment on April 14, 2025. On May 13, 2025, Plaintiffs filed a notice of appeal.

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

All of our wafer substrates are manufactured in China. In the years 2024, 2023 and 2022, approximately 8%, 10% and 14% of our revenue, respectively, were generated by sales to customers in North America, primarily in the U.S. In the first half of 2025, approximately 3% of our revenue was generated from sales to customers in North America, primarily on the U.S. In the first half of 2025, we paid approximately $271,000 in tariffs. In the years 2024, 2023 and 2022, we paid approximately $1.0 million, $1.0 million and $3.3 million, respectively, in tariffs. The trade and political tensions between China and the U.S. remain high and controls on exports and tariffs are changing and fluid.

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

Our gross margin has fluctuated from period to period as a result of increases or decreases in total revenue, unit volume, shifts in product mix, shifts in the cost of raw materials, costs related to the relocation of our gallium arsenide and germanium production lines, including costs related to hiring additional manufacturing employees at our new locations, tariffs imposed by the U.S. government, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These factors and other variables change from period to period and these fluctuations are expected to continue in the future. For example, in the third quarter of 2022 our gross margin was 42.0% but it dropped to 10.7% in the third quarter of 2023 as a result of several of these factors. In the first quarter of 2025, our gross margin was a negative 6.4%; In the second quarter of 2025, our gross margin improved to 8.0%.

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

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our business operations.

The spread of a novel strain of coronavirus (COVID-19) around the world in the first quarter of 2020, which was declared a pandemic by the World Health Organization in March 2020, significantly impacted our operations and financial performance. In early 2020, in response to intensifying efforts to contain the spread of COVID-19, the Chinese government took a number of actions, which included, among others, ordering companies to remain close after the traditional Lunar New Year holiday ended, which included our subsidiaries in China, and restricting travel between China and the U.S.. In December 2022, the PRC government ended its zero-COVID policy. If there is a future outbreak in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. were disrupted and this impacted our efficiency. In the future, if our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline.

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

On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product families manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. The portal to apply for exports of indium phosphide from China opened in March and we immediately began to submit our applications. However, since the requirement for such export permits is new, the timing for when permits will be granted remains uncertain and we are unable to estimate when we will receive the necessary export permits to resume shipping our indium phosphide substrates to the U.S. We are actively monitoring and following-up on the status of our applications.

All of our wafer substrates are manufactured in China. In the years 2024, 2023 and 2022, approximately 8%, 10% and 14% of our revenue, respectively, were generated by sales to customers in North America, primarily in the U.S. In the first half of 2025, approximately 3% of our revenue was generated by sales to customers in North America, primarily in the U.S. In the first half of 2025, we paid approximately $271,000 in tariffs. In the years 2024, 2023 and 2022, we paid approximately $1.0 million, $1.0 million and $3.3 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. Based on the tariffs enacted and currently in effect, we anticipate incurring incremental tariff costs, additional costs that we may incur on products shipped to our customers, and costs as a result of pauses on certain of our product imports, in particular products from China. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by further retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our business operations.

The spread of a novel strain of coronavirus (COVID-19) around the world in the first quarter of 2020, which was declared a pandemic by the World Health Organization in March 2020, significantly impacted our operations and financial performance. In early 2020, in response to intensifying efforts to contain the spread of COVID-19, the Chinese government took a number of actions, which included, among others, ordering companies to remain close after the traditional Lunar New Year holiday ended, which included our subsidiaries in China, and restricting travel between China and the U.S.. In December 2022, the PRC government ended its zero-COVID policy. If there is a future outbreak in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. were disrupted and this impacted our efficiency. In the future, if our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline.

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

●	new or changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment;

●	new or changing PRC regulations and policies regarding data security and oversight by the CAC of our consolidated subsidiaries and all of our joint venture raw material companies; and

●	nationalization of foreign‑owned assets, including intellectual property.

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

We are not currently in compliance with the continued listing requirements for the Nasdaq Stock Market. If we do not regain compliance with the conitnued listing standards, our common stock may be delisted from The Nasdaq Global Select Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

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

On July 14, 2025, we notified The Nasdaq Stock Market LLC (“Nasdaq”) that Ms. Christine Russell, our independent director and Chair of the Audit Committee, passed away, and that the Audit Committee has been reduced to two independent directors, and we are not compliant with Nasdaq Lising Rule 5605(c)(2)(A), which requires the Audit Committee to be comprised of a minimum of three independent directors. On July 18, 2025, Nasdaq confirmed the foregoing non-compliance and further notified us that we will be provided a cure period in order to regain compliance (i) until the earlier of our next annual meeting of shareholders or July 11, 2026; or, (ii) if the next annual meeting of shareholders is held before January 7, 2026, then we must provide evidence of compliance no later than January 7, 2026. On July 29, 2025, we appointed Leonard J. Leblanc to the Board, to fill Ms. Russell’s vacancy and also appointed Mr. Leblanc to the Audit Committee. However, the Board has determined that Mr. Leblanc is not independent under the Nasdaq Listing Rules, and is relying on the exception provided under applicable Nasdaq Listing Rules for membership on the audit committee under exceptional and limited circumstances. Based on Mr. Leblanc’s previous experience, the Board has determined that the appointment of Mr. Leblanc to our Audit Committee as a non-independent director will be in the best interests of the Company and our stockholders. Mr. LeBlanc’s independence under the Nasdaq Listing Rules will be re-evaluated by the Board on or after January 1, 2026, at which time Mr. Leblanc would be considered independent under the Nasdaq Listing Rules on January 1, 2026.

We cannot assure that we will be able to continue to comply with the continued listing standards that we are required to meet in order to maintain a listing of our common stock on Nasdaq. Our failure to continue to meet these requirements may result in our common stock being delisted. Any delisting from The Nasdaq Global Select Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock were to occur, our common stock would trade in the over-the-counter market and be quoted on a service such as those provided by OTC Markets Group, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result. Delisting from The Nasdaq Global Select Market could also have other negative results, including the potential loss of confidence by customers, suppliers and employees, the loss of institutional investor interest and fewer business development opportunities, as well as the loss of liquidity for our stockholders.

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

AXT, INC.

Dated: August 13, 2025	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)