Form 10-K
period 2025-12-31
AXT INC
filed 2026-03-17
CIK 1051627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $2.09 for the common stock on June 30, 2025 as reported on the Nasdaq Global Select Market, was approximately $83,786,290. Shares of common stock held by each officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 2, 2026, 55,573,599 shares, $0.001 par value, of the registrant’s common stock were outstanding.

Document Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to our annual meeting of stockholders to be held on May 14, 2026 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K of AXT, Inc., a Delaware corporation (“AXT”, “the Company”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements relating to our expectations regarding results of operations, market and customer demand for our products, export permits from China, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, including the use of InP wafer substrates in artificial intelligence (“AI”) requirements for high-speed data transmission, the development and adoption of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, potential severance costs with respect to any reduction in our work force, our ability to have new customers qualify substrates from our manufacturing locations in China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements. Additionally, statements regarding completing steps in connection with the proposed listing of shares of our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), being accepted to list shares of Tongmei on the STAR Market, the timing and completion of such listing of shares of Tongmei on the STAR Market are forward looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report. Additionally, statements concerning future matters such as our strategy and plans, industry trends, tariffs and trade wars, geopolitical tensions, export restrictions in China, the potential impact of epidemic diseases, such as COVID-19, or other pandemics on our business, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the Company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this report. These uncertainties and factors include, but are not limited to: the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and the listing of shares of Tongmei on the STAR Market, continued open access to companies to list shares on the STAR Market, investor enthusiasm for new listings of shares on the STAR Market and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: receiving export permits from China, the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; possible factory shutdowns as a result of air pollution in China; epidemic diseases, such as COVID-19, or other outbreaks of a contagious disease; tariffs and other trade war issues; export restrictions in China; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Annual Report on Form 10-K, including those set forth under the section entitled “Risk Factors” in Item 1A below. All forward-looking statements are based upon management’s views as of the date of this annual report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this annual report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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

Our substrate wafers are used when a typical silicon substrate wafer cannot meet the performance requirements of a semiconductor or optoelectronic device. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a waveform frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

InP is a high-performance semiconductor wafer substrate used in broadband and fiber optic applications, 5G infrastructure and data center connectivity. Data centers use InP devices for high-speed optical data transmission. We believe the growth of AI applications is increasing the need for high-speed data transfer, which may enable a growing increase in InP substrate demand for such data centers. Currently, InP substrates are being used in certain consumer products, including proximity sensors and other sensors in mobile devices. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, such as light emitting diodes (LEDs) that are used in a wide range of applications including automotive lighting, horticulture, signage, display, sensors and machine vision. Semi-conducting GaAs substrates are also used in making industrial lasers. GaAs wafers could also be used for making vertical cavity surface emitting lasers (VCSELs) for facial recognition. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

Our supply chain strategy includes several consolidated raw material companies. One of these consolidated companies produces pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots, effusion rings when growing OLED (Organic Light Emitting Diode) tools, epitaxial layer growth in MOCVD (Metal-Organic Chemical Vapor Deposition) reactors and MBE (Molecular Beam Epitaxy) reactors. We use these pBN crucibles in our own ingot growth processes and they are also sold in the open market to other companies. A second consolidated company converts raw gallium to purified gallium. We use purified gallium in producing our GaAs substrates and it is also sold in the open market to other companies for use in producing magnetic materials, high temperature thermometers, single crystal ingots, including gallium arsenide, gallium nitride, gallium antimonite and gallium phosphide ingots, and other materials and alloys. In addition to purified gallium, the second consolidated company also produces InP base material which we then use to grow single crystal ingots. Our substrate product group generated 67%, 68%, and 63% of our consolidated revenue and our raw materials product group generated 33%, 32%, and 37% for 2025, 2024, and 2023, respectively.

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
• Used when growing epitaxial layers in Molecular Beam Epitaxy (MBE) reactors

All of our substrate products and raw material products are manufactured in the People’s Republic of China (PRC or China) by our PRC subsidiaries and PRC joint ventures. The PRC generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of raw material companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. In the event of industry-wide supply shortages we believe our vertically integrated supply chain strategy will be even more advantageous. Our raw material companies produce materials, including raw gallium (4N Ga), high purity gallium (6N and 7N Ga), starting material for InP, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles, quartz tubing and boron oxide (B2O3). One company does recycling of our scrap materials. We have board representation in all of these raw material companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operations, or financial decisions, of such companies. We use the equity method to account for companies in which we have noncontrolling financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

In 2015, the Beijing city government announced its decision to move most of its offices to the Tongzhou district where our original manufacturing facility is currently located. The Beijing city government has moved thousands of government employees into this district. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. A large park, named Green Heart City Park, was built across the street from our facility and Universal Studios has developed an amusement park within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including Tongmei, to relocate all or some of their manufacturing lines. We were instructed to relocate our gallium arsenide manufacturing lines. For reasons of manufacturing efficiency, we elected to also move part of our germanium manufacturing line. Our indium phosphide manufacturing line, as well as various administrative and sales functions, remain primarily at our original site, in Beijing.

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

The following organization chart depicts the consolidated structure as of December 31, 2025.

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

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. In 2024, 8% of our total worldwide revenue was from sales in North America, primarily in the U.S. Indium phosphide substrates are the primary revenue generator derived from imports into the U.S. This revenue has been impacted by additional tariffs imposed by the United States and by export controls implemented by China. As such, in 2025, only approximately 2% of our revenue was generated by sales to customers in North America. On February 20, 2026, the U.S. Supreme Court invalidated many of the global tariffs previously imposed under the International Emergency Economic Powers Act of 1977 (the "IEEPA") and the U.S. Customs and Border Protection subsequently announced that IEEPA-based tariff provisions would be terminated effective February 24, 2026. However, tariffs imposed under other authorities, including Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974, remain in effect, and the U.S. government has indicted that it may pursue additional or replacement tariffs under alternative legal authorities, including temporary measures under Section 122 of the Trade Act of 1974. If maintained, these announced new tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, could affect our business and results of operations. We continue to monitor developments closely, including pending legal challenges to certain tariff authorities, updated guidance from regulators, retaliatory measures, resolution of trade agreements and ongoing negotiations with additional trade partners.

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

On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product families manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. InP export permits represent the most significant challenge we currently face. The portal to apply for exports of indium phosphide from China opened in March 2025 and we immediately began to submit our applications. On June 11, 2025, Tongmei was informed that it had satisfied the applicable requirements for a permit to export indium phosphide and received its initial export permits from the Ministry of Commerce of the People’s Republic of China to resume shipping indium phosphide substrates to certain customers in Europe and Japan. While we have received some permits as of the date of this report, we cannot predict when a permit application will be reviewed and approved. On December 27, 2025, the Standing Committee of the National People’s Congress of China (“NPC”) passed amendments to the Foreign Trade Law of the People’s Republic of China, which expands the scope of trade policy controls and response mechanisms and enhancing the Chinese government’s authority and policy tools in managing foreign trade. The fluidity of the export permit requirements and ongoing lack of surety creates anxiety for us and for our customers. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. However, the timing for receiving permits remains uncertain, unclear and beyond our control. We are actively monitoring and following up on the status of our applications.

In the ordinary course of business, our PRC subsidiaries and PRC joint ventures require permits and licenses to operate in the PRC. Such permits and licenses include permits to use hazardous materials in manufacturing operations. From time to time, the PRC government issues new regulations, which may require additional actions on the part of our PRC subsidiaries and PRC joint ventures to comply. For example, on February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances. The previous list, which was published in 2002, did not restrict the materials that we use in our wafers. The new list added gallium arsenide. Another example of a change in the rules and regulations in China occurred in 2015 when we were instructed by the Beijing municipal government to relocate part of our manufacturing facility in Beijing. Any such intervention or influence or change in the rules and regulations in China could result in a material change in our PRC operations and/or the value of our common stock or cause the value of such securities to significantly decline or be worthless.

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We licensed to our PRC subsidiaries intellectual property and received from our PRC subsidiaries royalty payments or one-time fees. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. In the past, we sold to our PRC subsidiaries capital equipment that we purchased at the request of our PRC subsidiaries and for which we were reimbursed by the applicable PRC subsidiary. In recent years, Tongmei purchases capital equipment from suppliers in Taiwan, Japan, China, Europe or South Korea. Third, our PRC subsidiaries and PRC joint ventures pay dividends to entities within the Company’s corporate structure. For the years ended December 31, 2025, 2024 and 2023, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $0.9 million, $2.4 million and $4.3 million, respectively. For the years ended December 31, 2025 and 2024, no dividends were paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures. In the year ended December 31, 2025, we continued the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute earnings to our investors under our corporate structure.

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

InP is a high-performance semiconductor wafer substrate used in broadband and fiber optic applications, 5G infrastructure and data center connectivity. Data centers use InP devices for high-speed optical data transmission. We believe the growth of AI applications will increase the need for high speed data transfer, which may enable a growing increase in InP substrate demand for such data centers. Currently, InP substrates are being used in certain consumer products, including proximity sensors and other sensors in mobile devices. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, including light emitting diodes (LEDs) that are used for a wide range of applications including automotive lighting, horticulture, signage, display, sensors and machine vision. They are also used in making industrial lasers. GaAs wafers could also be used for making vertical cavity surface emitting lasers (VCSELs) for facial recognition and micro-LEDs targeting improved screen technology. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

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

●

Unique access to capital if needed to expand capacity. We believe the combination of access to both the U.S. and China capital markets presents a strong position to our customers and gives us an advantage over our competitors. For example, in December 2025, AXT completed an offering on the Nasdaq and raised gross proceeds of approximately $100 million before deducting underwriting discounts, commissions and other offering expenses.

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

InP and GaAs compounds are formed by combining elements from Groups III and V in the periodic table of elements, whereas Ge is a Group IV elemental material. Each of these materials has unique properties that determine the best device and/or circuit applications. As a result of their special high electron mobility combined with their direct band-gap properties, both InP and GaAs wafers have enjoyed dominant roles in the production of light-emitting diodes (LEDs), solid-state lasers and power amplifiers for mobile phones, to name a few applications. Ge wafers, on the other hand, have played a key role in the manufacturing of special solar cells known as triple junction solar cells (TJSCs) for space and terrestrial power generation.

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

We have at times sold a significant portion of our products in any particular period to a limited number of customers. No customer represented more than 10% of our revenue for the years ended December 31, 2025, 2024 and 2023. Our top five customers, although not the same five customers for each period, represented 29% of our revenue for the year 2025, 30% of our revenue for 2024 and 25% of our revenue for 2023.

For the year ended December 31, 2025, three customers of our consolidated subsidiaries, in aggregate, accounted for 25% of raw material sales. For the year ended December 31, 2024, three customers of our consolidated subsidiaries, in aggregate, accounted for 31% of raw material sales and for the year ended December 31, 2023, three customers accounted for 31% of raw material sales. Our subsidiaries and consolidated raw material companies are a key strategic benefit for us as they further diversify our sources of revenue.

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

International Sales. International sales are a substantial part of our business. Sales to customers outside North America (primarily the United States) accounted for approximately 98% of our revenue for 2025 and approximately 92% and 90% of our revenue during each of 2024 and 2023, respectively. The primary markets for sales of our substrate products outside of North America are to customers located in Asia and Western Europe.

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

As a manufacturing company, we must constantly improve our manufacturing processes to remain competitive, and our research and development programs must be integrated into our manufacturing lines. All of our research and development is conducted at our manufacturing facilities in China and the process technology developed by the China teams over the last 20 years enables us to remain competitive and to provide high-quality wafer substrates to our customers. Our China research and development teams must continue to stay close to the manufacturing sites and develop new process steps, features and benefits. We believe our teams are fully capable of moving the process technology forward. We also engage third party firms or individuals on specific projects.

Our consolidated subsidiaries conduct research and development, focusing on gallium alloys, gallium refinement and pyrolytic boron nitride crucibles used in high temperature crystal growth.

We have assembled a multi-disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives. Research and development expenses were $9.0 million in 2025, compared with $14.5 million in 2024 and $12.1 million in 2023. Development work focusing on yield, continuous improvement and other matters related to our research and development efforts also occurs within regular manufacturing processes. These costs are included in our cost of revenue because it is difficult to isolate them as research and development.

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

We believe that the primary competitive factors in the markets in which our substrate products compete are:

●	quality;

●	low EPD;

●	price;

●	customer technical support;

●	ability to quickly add InP capacity;

●	product performance; and

●	meeting customer specifications.

Our ability to compete in target markets also depends on factors such as:

●	the timing and success of the development and introduction of new products, including larger diameter wafers, and product features by us and our competitors;

●	the availability of adequate sources of raw materials;

●	protection of our proprietary methods, systems and processes;

●	protection of our products and processes by effective use of intellectual property laws; and

●	general economic conditions, which impact end markets using substrates.

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

In addition to proprietary process trade secrets, we also file patents. To date, we have been issued 198 patents that relate to our VGF products and processes; 153 in China, 22 in the United States, 8 in Japan, 5 in Taiwan, 6 in the European Union, 2 in Germany, 1 in France, and 1 in Korea. Patents have a protected life of 20 years (or 10 years for utility model patents in China) from their filing dates. Our patents have expiration dates ranging from 2026 to 2045. In some cases we may consider filing divisional, continuation or continuation-in-part of the existing patents for additional claims. We have several patent applications pending in China, United States, and other countries and areas. Furthermore, in aggregate, our consolidated raw material companies have been issued 130 patents in China, including 34 patents issued to JinMei, 80 patents issued to BoYu and 15 patents issued to ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), and 1 patent issued to ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”).

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

Human Capital

As of December 31, 2025, AXT and Tongmei had 1,072 employees, which consisted of 23 employees in our headquarters in Fremont, California, one sales professional in France and 1,048 employees in our factories in China. In addition, our consolidated raw material companies had, in total, 469 employees. In aggregate, we and our consolidated raw material companies had 1,541 employees, of whom 1,137 were principally engaged in manufacturing, 188 in sales and administration and 216 in research and development. Of these 1,541 employees, 23, consisting of sales and marketing, accounting and finance, administration and corporate executives were located in the United States, one in France and 1,517 in China. Our employees in China are citizens of China, have families and pay taxes in China. We believe these factors are viewed favorably by government agencies in China.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care and paid time off. Most of our employees in China are represented by unions. As of December 31, 2025, 1,383 employees in China, including employees of our consolidated raw material companies, were represented by unions. We have never experienced a work stoppage and we consider our relations with our employees to be good.

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

●

Global economic and political conditions, including trade tariffs, import-export restrictions, and other restrictions, may have a negative impact on our business and financial results. China's requirement of export permits for InP is an example. We are subject to a number of unique legal and operational risks associated with our corporate structure.

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

●

Our NASDAQ stock price is volatile and our stock price could decline. Unpredictable fluctuations in our operating results, export permit requirements, changes and events in our end markets and global trends cause volatility in our stock price.

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

II.	Risks Related to Our Business and Operations

Global economic and political conditions, including trade tariffs, import-export restrictions, and other restrictions, may have a negative impact on our business and financial results. China's requirement of export permits for InP is an example.

In September 2018, the United States announced a list of thousands of categories of goods that became subject to Section 301 tariffs when imported into the United States from China. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 25%. On July 3, 2023, China announced new export control regulations on materials including gallium and germanium and compounds of these materials, effective as of August 1, 2023. Materials that could be used in military applications, specifically including weapons of mass destruction, were the primary focus. This required Tongmei to seek permits from the applicable Chinese authorities to export gallium arsenide and germanium substrates. Since that time, a general escalation has been underway with further increases to the tariffs from the US and additional export controls from China, including for InP wafers.

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

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On February 4, 2025, China began to require export permits on InP wafers. This requirement remains major concern for AXT. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. On December 27, 2025, the Standing Committee of the National People’s Congress of China (“NPC”) passed amendments to the Foreign Trade Law of the People’s Republic of China, which expands the scope of trade policy controls and response mechanisms and enhancing the Chinese government’s authority and policy tools in managing foreign trade. On February 20, 2026, the U.S. Supreme Court invalidated many of the global tariffs previously imposed under the International Emergency Economic Powers Act of 1977 (the "IEEPA") and the U.S. Customs and Border Protection subsequently announced that IEEPA-based tariff provisions would be terminated effective February 24, 2026. However, tariffs imposed under other authorities, including Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974, remain in effect, and the U.S. government has indicted that it may pursue additional or replacement tariffs under alternative legal authorities, including temporary measures under Section 122 of the Trade Act of 1974. If maintained, these announced new tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, could affect our business and results of operations. Indium phosphide substrates are the primary revenue generator derived from imports into the U.S. This revenue has been impacted by additional tariffs imposed by the United States and by export controls implemented by China. In 2024, 8% of our total worldwide revenue was from sales in North America, primarily in the U.S.; however, in 2025, only approximately 2% of our revenue was generated by sales to customers in North America.

All of our wafer substrates are manufactured in China and in the years 2025, 2024 and 2023, approximately 2%, 8% and 10% of our revenue, respectively, were generated by sales to customers in North America, primarily in the U.S. In the years 2025, 2024 and 2023, we paid approximately $0.3 million, $1.0 million and $1.0 million, respectively, in tariffs. The trade and political tensions between China and the U.S. remain high and controls on exports and tariffs are changing and fluid.

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

Cyber-attacks, system security risks and data protection issues could disrupt our internal operations and cause a reduction in revenue, increase in expenses, negatively impact our results of operations or result in other adverse consequences.

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

Breaches of our security measures could create system disruptions or cause shutdowns or result in the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us. Cyber-attacks could use fraud, trickery or other forms of deception. In addition, the rapid evolution of AI has the potential to disrupt existing business models and markets and could result in a material adverse effect on our business. The increased adoption of AI technologies may also increase our cybersecurity risks. A cyber-attack could expose us to a risk of loss or misuse of information, result in litigation and potential liability, damage our reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

We may become subject to risks associated with artificial intelligence and machine learning technologies.

Artificial intelligence, including machine learning technology (collectively, “AI”), is complex and rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, AI could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Although we do not currently utilize AI to a significant extent in our operations, any future potential integration of AI technologies into our operations, any new regulations related to AI may also impose on us certain obligations and costs related to monitoring and compliance, and we could be subject to regulatory actions if we or they are deemed not to have complied.

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our business operations.

The spread of a novel strain of coronavirus (COVID-19) around the world in the first quarter of 2020, which was declared a pandemic by the World Health Organization in March 2020, significantly impacted our operations and financial performance. In early 2020, in response to intensifying efforts to contain the spread of COVID-19, the Chinese government took a number of actions, which included, among others, ordering companies to remain closed after the traditional Lunar New Year holiday ended, which included our subsidiaries in China, and restricting travel between China and the U.S.. In December 2022, the PRC government ended its zero-COVID policy. If there is a future outbreak in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. were disrupted and this impacted our efficiency. In the future, if our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline.

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

The raw material companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance. However, if there are unfavorable changes in revenue, average selling prices, gross margins or operating expenses in one or more of the consolidated companies, then this can result in a negative impact on our consolidated revenue, gross margin and profitability. For unconsolidated, minority-owned joint ventures, these changes can result in a reduction in Equity in Income of Unconsolidated Joint Venture. In 2025 and 2024, these unconsolidated joint ventures contributed gains of $0.8 million and $3.4 million, respectively, to our consolidated financial statements. The last time the companies accounted for under the equity method of accounting contributed a loss was 2019 with a loss of $1.9 million.

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

Our success depends on our ability to offer new product features, improved performance characteristics and new products, such as larger diameter substrates, low defect density substrates, thicker or thinner substrates, substrates with extreme surface flatness specifications, substrates that are manufactured with a doped crystal growth process or substrates that incorporate leading technology and other technological advances. This is an ongoing iterative research and development process performed by our China team in collaboration with our product marketing managers. New products must meet customer needs and compete effectively on quality, price and performance. The markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. Over time, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation.

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

Our products are used to produce components for electronic and opto-electronic products. Accordingly, demand for our products is subject to the demand for end-user applications, including certain consumer applications, which utilize our products. For example, we have developed an 8-inch gallium arsenide wafer targeting an application in a consumer product, which was scheduled to begin production in 2024. However, we were informed by our customer that its end-user customer cancelled its project. While there may be other end users, this particular cancellation is the loss of a potentially high-volume sales opportunity. Other factors affecting the ability of the manufacturers downstream in our supply chain to introduce and market their products successfully, include:

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

If demand for the end-user applications for which our products are used decreases, or if manufacturers downstream in our supply chain are unable to develop, market and sell their products, demand for our products will decrease. For example, during 2019 widespread political and economic instability and trade war concerns resulted in a general slowdown and our revenue decreased significantly. Additionally, in the second half of 2016, manufacturers producing and selling passive optical network devices known as EPONs and GPONs experienced a slowdown in demand resulting in surplus inventory on hand. The slowdown persisted until late in 2017. This resulted in a slowdown of sales of our InP substrates used in the PON market. In the second half of 2022, many companies purchased more inventory than needed, in part due to fears of shortages resulting from COVID. This triggered an inventory correction cycle and our revenue declined as customers worked down their inventory level. We expect similar cycles of strong demand followed by lower demand will occur for various InP, GaAs or Ge substrates in the future.

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

We have made direct investments or investments through our subsidiaries in raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We may not have significant influence over every one of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment which would have a negative impact on our results of operations. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we had a 25% ownership interest, writing down our investment to zero value. During the second quarter of 2023, one of our equity investments determined that one of its equity investments was fully impaired, leading to a $754,000 impairment charge in our financial results for the second quarter of 2023. In the fourth quarter of 2023, we divested another equity investment, incurring a net impairment charge of $1.1 million. A significant decline in the selling prices of raw materials began in 2015 and weakened some of these companies and their losses negatively impacted our financial results for several years. Further, the increasing concern and restrictions in China of hazardous chemicals and other hazardous materials could result in orders to shut down permanently, fines or other severe measures. Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines, or operating losses, which would have a material adverse effect on our financial results.

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

On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product families manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. InP export permits represent the most significant challenge we currently face. The portal to apply for exports of indium phosphide from China opened in March and we immediately began to submit our applications. On June 11, Tongmei was informed that it had satisfied the applicable requirements for a permit to export indium phosphide and received its initial export permits from the Ministry of Commerce of the People’s Republic of China to resume shipping indium phosphide substrates to certain customers in Europe and Japan. While we have received some permits as of the date of this report, we cannot predict when a permit application will be reviewed and approved.  On December 27, 2025, the Standing Committee of the National People’s Congress of China (“NPC”) passed amendments to the Foreign Trade Law of the People’s Republic of China, which expands the scope of trade policy controls and response mechanisms and enhancing the Chinese government’s authority and policy tools in managing foreign trade. The fluidity of the export permit requirements and ongoing lack of surety for us and for our customers. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. But the timing for receiving permits remains uncertain, unclear and beyond our control. We are actively monitoring and following up on the status of our applications.

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

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024 China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. On February 20, 2026, the U.S. Supreme Court invalidated many of the global tariffs previously imposed under the International Emergency Economic Powers Act of 1977 (the "IEEPA") and the U.S. Customs and Border Protection subsequently announced that IEEPA-based tariff provisions would be terminated effective February 24, 2026. However, tariffs imposed under other authorities, including Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974, remain in effect, and the U.S. government has indicted that it may pursue additional or replacement tariffs under alternative legal authorities, including temporary measures under Section 122 of the Trade Act of 1974. If maintained, these announced new tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, could affect our business and results of operations. Indium phosphide substrates are the primary revenue generator derived from imports into the U.S. This revenue has been impacted by additional tariffs imposed by the United States and by export controls implemented by China. In 2024, 8% of our total worldwide revenue was from sales in North America, primarily in the U.S.; however, in 2025, only approximately 2% of our revenue was generated by sales to customers in North America.

We have little or no germanium imports into the U.S. and historically a relatively small value of imports of gallium arsenide wafers into the U.S. While Tongmei has generally received the required permits for exports to countries in Asia and Europe, our U.S. gallium arsenide customers are considered “dual use” customers: in addition to commercial applications, they have significant levels of military involvement. As such, no permits for gallium arsenide to the U.S. have yet been approved.

All of our wafer substrates are manufactured in China and in the years 2025, 2024 and 2023, approximately 2%, 8% and 10% of our revenue, respectively, were generated by sales to customers in North America, primarily in the U.S. In the years 2025, 2024 and 2023, we paid approximately $0.3 million, $1.0 million and $1.0 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by further retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

The economic and political conditions between China and the United States, in our view, create an unstable business environment. Reciprocal trade restrictions have resulted in a greater determination to be self-sufficient and produce more goods domestically. Both governments appear to be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies. The complexity and uncertainty of trade tensions has caused some customers and prospective customers in each county to adopt sourcing policies that block purchases from suppliers in the other county. Further, the continued threats of tariffs and other trade restrictions could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. We continue to monitor developments closely, including pending legal challenges to certain tariff authorities, updated guidance from regulators, retaliatory measures, resolution of trade agreements and ongoing negotiations with additional trade partners. In addition, ongoing uncertainty regarding the mechanisms, timing and amount of any refunds or other relief relating to previously paid duties may affect our cash flows and results in future periods. We cannot predict the scope, timing or ultimate impact of these developments on our business.

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

We manufacture our substrates in China and, in the year ended December 31, 2025, approximately 98% of our sales were to customers located outside the United States. Further, we have partial ownership of raw material companies in China as part of our supply chain. The United States’ current foreign policy has created uncertainty and caution in the international business community, resulting in disruptions in manufacturing, import/export, trade tariffs, sales, investments and other business activity. Such disruptions have had an adverse impact on our financial performance and could continue in the future.

Epidemic diseases, such as COVID-19, other contagious diseases or the perception of their effects, may affect our business operations and financial performance.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent COVID-19 pandemic could result in business disruptions and impact our operations and financial performance. The outbreak of COVID triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. If there is a renewed surge of the COVID-19 pandemic or of other contagious diseases in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, during COVID-19, travel restrictions between China and the U.S. were disrupted and this impacted our efficiency. In the future, if our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. Any significant outbreak of epidemic, pandemic, or contagious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. As a result, our revenue would decline.

Financial market volatility and adverse changes in the domestic, global, political and economic environment could have a significant adverse impact on our business, financial condition and operating results.

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies and policies. Uncertain global economic and political conditions or low or negative growth in China, Europe or the United States, along with volatility in the financial markets and U.S. financial system, increasing national debt and fiscal concerns in various regions and the adoption and availability of fiscal and monetary stimulus measures, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. In addition, tariffs, trade restrictions, trade wars, high levels of inflation, high interest rates, the Russian invasion of Ukraine, the Middle East conflict, the Red Sea shipping disruptions, Brexit, heightened tensions between the U.S. and China, and U.S. bank failures in 2023, among other factors, are creating an unstable environment and can disrupt or restrict commerce. The cost and availability of funds may be adversely affected by illiquid credit markets. Volatility in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

●	inventory corrections;

●	increased volatility in our stock price;

●	increased volatility in foreign currency exchange rates;

●	delays in, or curtailment of, purchasing decisions by our customers or potential customers;

●	increased credit risk associated with our customers or potential customers, particularly those that may operate in industries most affected by an economic downturn; and

●	impairment of our tangible or intangible assets.

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

Our PRC subsidiaries and PRC joint ventures are subject to oversight by the Cyberspace Administration of China (the “CAC”) regarding data security. Except for routine personal information necessary to process payroll and other benefits and emergency contact information, our PRC subsidiaries and PRC joint ventures do not collect or maintain personal information. We believe our PRC subsidiaries and PRC joint ventures are in material compliance with the regulations or policies that have been issued by the CAC.  We do not believe AXT, Inc. is subject to oversight by the CAC regarding data security. AXT, Inc. is neither a PRC operating company nor do we conduct our operations in China through the use of VIEs. However, cybersecurity is increasingly a focus of the central government and we may be required to change our existing practices in data privacy and cybersecurity matters at substantial costs, which could cause us to make changes to our operations that could materially harm our business, financial condition and results of operations.

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

Approximately 98% of our revenue is from international sales. We expect that sales to customers outside the United States, particularly sales to customers in Japan, Taiwan, Europe and China, will continue to represent a significant portion of our revenue. Therefore, our revenue growth depends significantly on the expansion of our international sales and operations.

All of our manufacturing facilities and most of our suppliers are also located outside the United States. Managing our overseas operations presents challenges, including export permit requirements, periodic regional economic downturns, trade balance issues, threats of trade wars, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations, including import tariffs, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences and perceptions of U.S. companies, shipping delays and terrorist acts or acts of war, natural disasters and epidemics or pandemics, such as COVID-19, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronic products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; (v) changing and tightening environmental regulations; (vi) political instability in regions where we have operations and (vii) trade wars may also affect our business, financial condition and results of operations.

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

We are subject to foreign exchange gains and losses that may materially impact our consolidated statements of operations. For example, in 2025, 2024 and 2023, we incurred foreign exchange losses of $74,000 and foreign exchange gains of $91,000 and $169,000, respectively.

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

Although our audit report is prepared by an independent registered public accounting firm who is currently inspected fully by the PCAOB, there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.

Our independent registered public accounting firm, BPM, is registered with the PCAOB and is subject to regular inspections by the PCAOB to assess its compliance with the applicable professional standards. Although we have operations in China, a jurisdiction where the PCAOB was, until 2022, unable to conduct inspections without the approval of the Chinese government authorities, our independent registered public accounting firm is currently inspected fully by the PCAOB.

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

IV.	Risks Related to Our Financial Results and Capital Structure

Management has broad discretion as to the use of our cash balances, including any proceeds from capital raises such as the offering completed in December 2025 for gross proceeds of approximately $100 million, and may not use such funds effectively. If we need additional capital, funds may not be available on acceptable terms, or at all.

Our management has broad discretion in the application of our cash balances and if we are not able to use this cash effectively, it could adversely affect our business and operations. Our liquidity is affected by many factors, including among others, the expansion of our capacity to meet market demand, in particular to add InP capacity, the acquisition of state-of-the-art equipment, relocating manufacturing lines, other capital expenditures, operating activities, offsetting a business downturn, the effect of exchange rate changes and other factors related to the uncertainties of the industry and global economies. Such matters could draw down our cash reserves, which could adversely affect our financial condition, reduce the value of our common stock and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might need to raise additional cash or elect to raise additional cash. Accordingly, there can be no assurance that events will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all.

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

Tongmei submitted its IPO application to the Shanghai Stock Exchange and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei expects to accomplish this goal in the coming months. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company. There can be no assurances that Tongmei will complete its IPO in 2026 or at all. In the event that investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

The price of shares of our Common Stock has fluctuated substantially.

The price of shares of our common stock has fluctuated substantially. Therefore, some investors who have purchased our common stock at high prices face the risk of losing a significant portion of their original investment if they have to sell at a time when the price of shares of our common stock has declined.

For example, during the fourth quarter of 2025, and in particular the months of November and December 2025, the price of our common stock and trading volume significantly increased. During this period, we did not make any significant announcements other than our financial condition and results of operations for the three and nine months ended September 30, 2025. Accordingly, the market price of our common stock may fluctuate dramatically and may decline rapidly, irrespective of any developments in our business. In addition, the volatility of our stock price could cause other consequences including causing a short squeeze due to the difference in investment decisions by short sellers of shares of our common stock and buy-and-hold decisions of longer investors.

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

Because we do not intend to pay dividends on our common stock, stockholders will benefit from an investment in our stock only if it appreciates in value.

We have never declared or paid any cash dividends on our shares of common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors the Board of Directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our financing arrangements, if any. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value.

We have adopted certain anti-takeover measures that may make it more difficult for a third party to acquire us and the rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights and this could adversely affect the voting power and equity interest of the holders of common stock. Preferred shares could be issued with the right to more than one vote per common share and could be utilized as a method of discouraging, delaying or preventing a change of control. These steps could be taken without any further vote or action by the common stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued. The possible negative impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

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

Our common stock is listed on The Nasdaq Global Select Market. The bid price of our common stock has in the past closed below the $1.00 minimum per share bid price required for continued inclusion on The Nasdaq Global Select Market under Marketplace Rule 5450(a). If the bid price of our common stock remains below $1.00 per share for thirty consecutive business days, we could be subject to delisting from the Nasdaq Global Select Market. In addition, the continued listing of our common stock is contingent upon our compliance with The Nasdaq Global Select Market’s conditions for continued listing. If we fail to meet any Nasdaq listing requirements, including the minimum bid price, satisfaction of minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity and certain corporate governance requirements, and do not regain compliance, we may be subject to delisting by Nasdaq.

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

As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $50.5 million. We have state net operating loss carryforwards of approximately $138,000, primarily in the state of California, as of December 31, 2025. We do not expect to utilize the loss carryforwards in the next several years unless Tongmei pays a dividend. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We might have undergone prior ownership changes, and we may undergo ownership changes in the future, which may result in limitations on our net operating loss carryforwards and other tax attributes. Any such limitations on our ability to use our net operating loss carryforwards and other tax attributes could adversely impact our business, financial condition and results of operations.

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

In 2005, a complaint was filed against us alleging personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of plaintiffs to high levels of gallium arsenide in gallium arsenide wafers, and methanol. Other current and/or former employees could bring litigation against us in the future. Although we have in place engineering, administrative and personnel protective equipment programs to address these issues, our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses if we were found liable for failure to comply with environmental and safety regulations. Existing or future changes in laws or regulations in the United States or China may require us to incur significant expenditures or liabilities, or may restrict our operations. In addition, our employees could be exposed to chemicals or other hazardous materials at our facilities and we may be subject to lawsuits seeking damages for wrongful death or personal injuries allegedly caused by exposure to chemicals or hazardous materials at our facilities.

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

Our management committee on cybersecurity, which includes our Chief Financial Officer and members from finance and IT, is primarily responsible to assess and manage our material risks from cybersecurity threats. Our Chief Financial Officer has had supervisory responsibilities over IT for over 30 years and personally engages our employees in training for cybersecurity. Our lead IT Senior System Engineer has over 20 years of direct IT employment and is a Microsoft Certified System Engineer, a Cisco Certified Network Associate and a Sun Certified System Administrator. One of our Controllers has over 15 years of Sarbanes Oxley compliance training and auditing, including auditing compliance regarding IT. Our VP Finance and Corporate Controller has over 25 years as an employee of AXT and has a thorough understanding of our specific IT systems.

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

Our principal properties as of March 17, 2026 are as follows:

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

Derivative Action

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by an alleged shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, then-serving directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant (together, “Defendants”). Defendants moved to dismiss on November 6, 2024, following which the plaintiff filed an amended complaint on November 20, 2024. The amended complaint asserted that the Defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. On November 27, 2024, Defendants again moved to dismiss. On March 17, 2025, the Court granted our motion to dismiss, holding that the plaintiff did not make a pre-suit demand on our Board of Directors and failed to plead with particularity facts sufficient to excuse the lack of a demand and also for failure to state a claim. On April 11, 2025, the plaintiff filed a notice that he did not intend to further amend his complaint. The Court entered judgment on April 14, 2025. On May 13, 2025, Plaintiffs appealed to the Court of Appeals for the Ninth Circuit, which the parties are currently briefing.

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

As of March 2, 2026, there were 203 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors the Board of Directors deems relevant, including, among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our financing arrangements, if any. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value.

Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of Series A preferred stock issued and outstanding as of December 31, 2025 are valued at $3,532,000 and are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by our Board of Directors, and a $4.00 per share liquidation preference over common stock that must be paid before any distribution is made to the holders of our common stock. These shares of preferred stock were issued to shareholders of Lyte Optronics, Inc. in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999. By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our consolidated balance sheets. No shares were repurchased during 2025, 2024 and 2023 under this program. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the RDG MidCap Technology Index for the period commencing December 31, 2018 and ending December 31, 2025.

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

	12/20	12/21	12/22	12/23	12/24	12/25
AXT, Inc.	100	92.06	45.77	25.08	22.68	170.85
NASDAQ Composite	100	122.18	82.43	119.22	154.48	187.14
RDG MidCap Technology	100	61.63	27.18	29.30	30.61	29.40

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2025 or 2024 under this program. As of December 31, 2025 and 2024, approximately $2.7 million remained available for future repurchases under this program, respectively.

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

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses current expected credit loss impairment model, we exercise judgment when determining the adequacy of our reserves as we evaluate historical credit loss trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2025 and 2024, our accounts receivable, net balance was $26.8 million and $25.6 million, respectively, which was net of an allowance of $164,000 and $147,000 as of December 31, 2025 and 2024, respectively. During 2025, we increased the allowance by $17,000. During 2024, we decreased the allowance by $432,000. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2025 and 2024, accrued product warranties totaled $411,000 and $451,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a reserve for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2025 and 2024, we had an inventory reserve of $28.4 million and $24.1 million, respectively, for excess and obsolete inventory and $180,000 and $73,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

For the year ended December 31, 2023, one of our PRC joint venture raw material companies assessed one of its equity investments was fully impaired. For the year ended December 31, 2023, we also divested our equity investment in a PRC joint venture. The impairment and divesture resulted in a total of $1.9 million in impairment charges in our financial results for the year ended December 31, 2023. For the year ended December 31, 2024, we had no impairment charges. During the year ended December 31, 2025, we recognized gains from the fair value remeasurement of an equity investment of $163,000. In the same period, one of our PRC joint venture raw material companies assessed one of its equity investments was impaired, resulting in an impairment loss of $48,000.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2025 and 2024, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value. We had no “Assets held for sale” or any impairment of long-lived assets on the consolidated balance sheets as of December 31, 2025 and 2024.

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

The award of performance Restricted Stock covering Shares (the “Performance Award”) will be subject to vesting requirements relating to both the recipient of the Performance Award (the “Participant”) continuously remaining a Service Provider through specified dates and achievement of specified performance-based criteria (“Performance Criteria”). Any capitalized term not defined herein will have the meaning ascribed to such term in the 2025 Equity Incentive Plan.

The financial Performance Criteria are metrics based upon prior year-end actual results as compared to the Company’s 2024 year-end actual results with respect to the 2024 Performance Awards or based upon the 2025 year-end actual results with respect to the 2025 Performance Awards. All performance shares, if earned, are still subject to annual vesting over a four-year period except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the entire year.

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

Economic Challenges, Risks and Uncertainties

The Company has been impacted by escalating trade tensions and regulations. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On February 4, 2025, China added indium phosphide substrates to its export control list. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. InP export permits represent the most significant challenge we currently face. On February 20, 2026, the U.S. Supreme Court invalidated many of the global tariffs previously imposed under the International Emergency Economic Powers Act of 1977; however, tariffs imposed under other authorities remain in effect, and the U.S. government has indicted that it may pursue additional or replacement tariffs under alternative legal authorities, including temporary measures under Section 122 of the Trade Act of 1974. Due to the uncertainties pertaining to export restrictions in China and tariffs and tariff levels in the United States, it is difficult for us to reliably forecast the short-term or ongoing impact to our business or that of our customers but is expected that tariffs and export regulations will negatively impact our revenues, profitability and cash flows. We are closely monitoring the fluid nature of both export permits and their impact on our operations. More broadly, we will continue to monitor the macroeconomic conditions and evaluate the financial and operational impact of ongoing trade policies.

Previously, as of August 1, 2023, Tongmei was required to secure permits from the applicable Chinese authorities to export gallium arsenide and germanium substrates. Materials that could be used in military applications, specifically including weapons of mass destruction, are the primary focus. We have little or no germanium imports into the U.S. and historically a relatively small value of imports of gallium arsenide wafers into the U.S. Our primary revenue generator derived from imports into the U.S. is indium phosphide substrates. In 2024, approximately 8% of our revenue was generated by sales to customers in the U.S. On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product families manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. The portal to apply for exports of indium phosphide from China opened in March 2025 and we immediately began to submit our applications. On June 11, Tongmei was informed that it had satisfied the applicable requirements for a permit to export indium phosphide and has received its initial export permits from the Ministry of Commerce of the People’s Republic of China to resume shipping indium phosphide substrates to certain customers in Europe and Japan. While we have received some permits as of the date of this report, we cannot predict when a permit application will be reviewed and approved. On December 27, 2025, the Standing Committee of the National People’s Congress of China (“NPC”) passed amendments to the Foreign Trade Law of the People’s Republic of China, which expands the scope of trade policy controls and response mechanisms and enhancing the Chinese government’s authority and policy tools in managing foreign trade. The fluidity of the export permit requirements and ongoing lack of surety creates anxiety for us and for our customers. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. However, the timing for when permits will be granted remains uncertain, unclear and beyond our control. We are unable to estimate when we will receive the necessary export permits to resume shipping our indium phosphide substrates to the U.S. We are actively monitoring and following-up on the status of our applications.

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

Board of Director Changes

On July 11, 2025, Ms. Christine Russell, our independent director, Chair of the Audit Committee, member of the Compensation Committee and the Nominating and Corporate Governance Committee, passed away. On July 14, 2025, we notified The Nasdaq Stock Market LLC (“Nasdaq”) that due to the passing of Ms. Russell, our Audit Committee had been reduced to two independent directors, and we were not compliant with Nasdaq Listing Rule 5605(c)(2)(A), which requires the Audit Committee to be comprised of a minimum of three independent directors, and our non-compliance was confirmed by Nasdaq on July 18, 2025.

On July 29, 2025, we appointed Mr. Jesse Chen to serve as the Chair of the Audit Committee. Mr. Chen currently serves as an independent director, lead director, Chair of the Nominating and Governance Committee, and a member of the Audit Committee and Compensation Committee.

In addition, on July 29, 2025, we appointed Leonard J. Leblanc to the Board of Directors (the “Board”) to fill the vacancy on the Board due to the passing of Ms. Russell. Mr. Leblanc is serving as a Class III director with a maximum term expiring on July 29, 2027, or until his successor is duly elected and qualified. In connection with Mr. Leblanc’s appointment to the Board, the Board considered the compensation Mr. Leblanc previously received during his term as director emeritus, and determined that Mr. Leblanc is not independent under the Nasdaq Listing Rules as his total compensation exceeded $120,000 during January 1, 2022 to December 31, 2022. From January 1, 2023 to December 31, 2023, Mr. Leblanc’s total compensation did not exceed $120,000 and Mr. Leblanc did not receive any further compensation from us after December 29, 2023. As such, after December 31, 2022, Mr. Leblanc would not have received any compensation from us in excess of $120,000 during any period of twelve consecutive months in the three year look-back period preceding January 1, 2026, and he would therefore be considered independent under the Nasdaq Listing Rules on January 1, 2026. Other than the compensation previously received as director emeritus, the Board has determined that Mr. Leblanc meets all independence requirements for a member of the audit committee under Rule 10A-3 of the Securities and Exchange Act of 1934, as amended, and the other independence requirements under the Nasdaq Listing Rules.

The Board also considered Mr. Leblanc’s previous service as a director and chair of the Audit Committee. Based on Mr. Leblanc’s experience and previous service with us, the Board determined that Mr. Leblanc's familiarity with our operations, business, supply-chain and manufacturing strategies, and intricacies of our corporate structure was necessary to our current needs. The Board believed that the unforeseen passing of Ms. Russell during a critical period in our operations further necessitated the appointment of a director who is already familiar with our financial operations and our management under the current environment and economic conditions. Accordingly, the Board determined that the appointment of Mr. Leblanc to our Audit Committee as a non-independent director was in the best interests of the Company and our stockholders in reliance on the exception provided under applicable Nasdaq Listing Rules for membership on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee under exceptional and limited circumstances. Based on the foregoing determination, the Board also appointed Mr. Leblanc to serve on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in reliance on the limited exception provided under the Nasdaq Listing Rules. Mr. LeBlanc’s independence under the Nasdaq Listing Rules will be re-evaluated by the Board on or after January 1, 2026.

On January 26, 2026, the Board re-evaluated Mr. LeBlanc’s independence under the Nasdaq Listing Rules, and determined that Mr. LeBlanc is now independent under the Nasdaq Listing Rules. The Board has previously determined that Mr. LeBlanc meets all independence requirements for a member of the audit committee under Rule 10A-3 of the Securities and Exchange Act of 1934, as amended, and the other independence requirements under the Nasdaq Listing Rules. Upon the Board’s determination that Mr. LeBlanc is now independent under the Nasdaq Listing Rules, the Company’s Audit Committee will consist of three independent directors as required by Nasdaq Listing Rule 5605(c)(2)(A). On January 30, 2026, we received notification from the Nasdaq Listing Qualifications that we have regained compliance with Nasdaq Listing Rule 5605(c)(2).

Effective upon Mr. LeBlanc’s determination as an independent director by the Board, Mr. Chen stepped down as Chair of the Audit Committee and the Board appointed Mr. LeBlanc as Chair of the Audit Committee. Mr. Chen will remain a member of the Audit Committee. The Board has determined that Mr. LeBlanc is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Recent Financing

On December 29, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Northland Securities, Inc., as representative of the underwriters named therein (the “Underwriters”) related to the offer and sale of shares of the Company’s common stock (the “Offering”). The Underwriting Agreement provides for the offer and sale by the Company, and the purchase by the Underwriters, of 7,098,492 shares of the Company’s common stock (the “Base Shares”) at a price to the public of $12.25 per share. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,064,773 additional shares of common stock at the public offering price. On December 29, 2025, the Underwriters exercised the over-allotment option in full. The Company received total gross proceeds of approximately $100 million, before deducting the underwriting discounts and commissions and other offering expenses.

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

Operating Results

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. In recent years, tariffs required by the U.S. and export permits required by China have negatively impacted our operating results. Our supply chain includes partial ownership of raw material companies in China (joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products.

Revenue

	Years Ended Dec. 31			2024 to 2025		2023 to 2024
				Increase		Increase
	2025	2024	2023	(Decrease)	% Change	(Decrease)	% Change
Product Type:
Substrates	$58,900	$67,748	$47,466	$(8,848)	(13.1)%	$20,282	42.7%
Raw materials and other	29,426	31,613	28,329	(2,187)	(6.9)%	3,284	11.6%
Total revenue	$88,326	$99,361	$75,795	$(11,035)	(11.1)%	$23,566	31.1%

Revenue decreased $11.0 million, or 11.1%, in 2025 from $99.4 million in 2024. The $8.8 million decrease in wafer substrate sales was the result of lower sales of our germanium wafers. Raw material costs  needed for the germanium wafers increased substantially in 2025 but pricing remained competitive. As a result we deliberately reduced our sales of these wafers. Although demand for InP wafers increased in 2025, revenue declined because of the export permit requirements announced by China on February 4, 2025. GaAs revenue declined slightly. The $2.2 million raw materials revenue decrease as compared to the same period in 2024 was primarily the result of decreased sales of purified gallium, partially offset by increased revenue from pBN crucibles and pBN-based OLED manufacturing tools sold by BoYu, one of our consolidated raw material companies.

Revenue increased $23.6 million, or 31.1%, in 2024 from $75.8 million in 2023. The $20.3 million increase in wafer substrate sales was the result of higher demand for InP wafer substrates for 5G applications, data center upgrades (silicon photonics) and consumer related applications, GaAs wafer substrates as the result of increased demand for LED products, industrial lasers and other applications requiring low defect densities in the wafer substrate and higher demand for our Ge wafer substrates from our customers in China. The $3.3 million raw materials revenue increase as compared to the same period in 2023 was primarily the result of increased sales of purified gallium and increased revenue from pBN crucibles and pBN-based OLED manufacturing tools sold by our consolidated raw material companies.

Revenue by Geographic Region

	Year Ended Dec. 31,			2024 to 2025		2023 to 2024
				Increase		Increase
	2025	2024	2023	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
China	$55,076	$56,119	$39,778	$(1,043)	(1.9)%	$16,341	41.1%
% of total revenue	62%	56%	53%
Taiwan	13,039	14,098	8,651	(1,059)	(7.5)%	5,447	63.0%
% of total revenue	15%	14%	11%
Japan	4,906	4,979	4,641	(73)	(1.5)%	338	7.3%
% of total revenue	5%	5%	6%
Asia Pacific (excluding China, Taiwan and Japan)	2,441	2,818	3,814	(377)	(13.4)%	(996)	(26.1)%
% of total revenue	3%	3%	5%
Europe (primarily Germany)	11,156	13,766	12,315	(2,610)	(19.0)%	1,451	11.8%
% of total revenue	13%	14%	16%
North America (primarily the United States)	1,708	7,581	6,596	(5,873)	(77.5)%	985	14.9%
% of total revenue	2%	8%	9%
Total revenue	$88,326	$99,361	$75,795	$(11,035)	(11.1)%	$23,566	31.1%

Sales to customers located outside of North America represented approximately 98%, 92% and 90% of our revenue during 2025, 2024 and 2023, respectively.

Revenue from customers in China decreased in 2025 by 1.9%, primarily due to reduced sales of germanium wafer substrates. As a result of an increase in the cost of raw materials needed we deliberately reduced our sales of these wafers. The reduction in germanium revenue was mitigated by increased InP revenue. Revenue from customers in Taiwan decreased in 2025 by 7.5%, primarily due to export permit requirements on InP established by China on February 4, 2025. Revenue from customers in Japan decreased in 2025 by 1.5% as a result of lower demand for our GaAs and InP wafer substrates used in wireless applications, partially offset by increased demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue from customers in Asia Pacific decreased by 13.4% as a result of decreased demand for GaAs and InP wafer substrates used in wireless applications and raw gallium sold by one of our consolidated subsidiaries, partially offset by increased demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue from customers in Europe decreased in 2025 by 19.0%, primarily due to lower demand for GaAs wafer substrates used in LED and wireless applications and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by increased demand for InP wafer substrates. Revenue from customers in North America decreased in 2025 by 77.5% primarily due to export permit requirements on InP established by China on February 4, 2025.

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

Gross Margin

				2024 to 2025		2023 to 2024
	Year Ended Dec. 31,			Increase		Increase
	2025	2024	2023	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Gross profit	$11,242	$23,836	$13,318	$(12,594)	(52.8)%	$10,518	79.0%
Gross Profit %	12.7%	24.0%	17.6%

Gross profit decreased $12.6 million in 2025 as compared to 2024. Gross margin in 2025 was 12.7% as compared to 24.0% in 2024. The decrease in gross margin is attributed to lower revenue resulting in fixed costs being spread over fewer units and manufacturing variances, particularly in the first half of the year.

Gross profit increased $10.5 million in 2024 as compared to 2023. Gross margin in 2024 was 24.0% as compared to 17.6% in 2023. The increase in gross profit is attributed to higher revenue resulting in fixed costs being spread over more units and a favorable change in product mix.

Selling, General and Administrative Expenses

				2024 to 2025		2023 to 2024
	Years Ended Dec. 31			Increase		Increase
	2025	2024	2023	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$24,169	$24,096	$22,806	$73	0.3%	$1,290	5.7%
% of total revenue	27.4%	24.3%	30.1%

Selling, general and administrative expenses increased $73,000, or 0.3%, to $24.2 million for 2025 compared to $24.1 million for 2024. The higher selling, general and administrative expenses were primarily from higher personnel related expenses, partially offset by lower professional service expenses, travel related expenses and office related expenses.

Selling, general and administrative expenses increased $1.3 million, or 5.7%, to $24.1 million for 2024 compared to $22.8 million for 2023. The higher selling, general and administrative expenses were primarily from higher legal expenses, professional service expenses and outside commissions, partially offset by lower insurance costs and allowance for credit losses.

Research and Development Expenses

				2024 to 2025		2023 to 2024
	Years Ended Dec. 31			Increase		Increase
	2025	2024	2023	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Research and development	$9,049	$14,543	$12,081	$(5,494)	(37.8)%	$2,462	20.4%
% of total revenue	10.2%	14.6%	15.9%

Research and development expenses decreased $5.5 million, or 37.8%, to $9.0 million in 2025 from $14.5 million in 2024. The decrease in research and development expenses in 2025 was primarily due to less material usage related to development for 8-inch GaAs and 6-inch InP wafer substrates and the development of new features for certain of our GaAs and InP wafer substrates and new product testing, partially offset by higher personnel-related expenses and stock compensation expense.

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

Interest Expense, Net

				2024 to 2025		2023 to 2024
	Years Ended Dec. 31			Increase		Increase
	2025	2024	2023	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Interest expense, net	$1,257	$1,340	$1,527	$(83)	(6.2)%	$(187)	(12.2)%
% of total revenue	1.4%	1.3%	2.0%

Interest expense, net decreased in 2025 as compared to the same period in 2024, primarily due to increased investment balances, primarily from loan proceeds temporarily held in interest bearing accounts. Interest expense, net decreased in 2024 as compared to the same period in 2023, primarily due to decreased borrowings in 2024.

Equity in Income of Unconsolidated Joint Venture Companies

				2024 to 2025		2023 to 2024
	Years Ended Dec. 31			Increase		Increase
	2025	2024	2023	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Equity in income of unconsolidated joint ventures	$765	$3,439	$1,884	$(2,674)	(77.8)%	$1,555	82.5%
% of total revenue	0.9%	3.5%	2.5%

Equity in income of unconsolidated joint ventures is the aggregate net income (loss) from our minority-owned supply chain joint venture companies that are not consolidated. Equity in income of unconsolidated joint ventures decreased $2.7 million to an income of $0.8 million in 2025 from an income of $3.4 million in 2024. The decrease is the result of export restrictions from China on gallium resulting in lower revenue and profit from international sales. Further, gallium suppliers in China reduced their pricing as they competed for market share within their domestic market.

Equity in income of unconsolidated joint ventures increased $1.6 million to an income of $3.4 million in 2024 from an income of $1.9 million in 2023 as our unconsolidated joint ventures reported better net income in 2024 as compared to 2023.

Other Income, Net

				2024 to 2025		2023 to 2024
	Years Ended Dec. 31			Increase		Increase
	2025	2024	2023	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Other income, net	$924	$2,047	$2,179	$(1,123)	(54.9)%	$(132)	(6.1)%
% of total revenue	1.0%	2.1%	2.9%

Other income, net decreased $1.1 million to an income of $0.9 million for 2025 as compared to an income of $2.0 million in 2024, primarily due to reduced Chinese government grants in 2025 compared to  2024.

Other income, net decreased $0.1 million to an income of $2.0 million for 2024 as compared to an income of $2.2 million in 2023, primarily due to foreign exchange gains of $0.1 million in 2024 compared to foreign exchange gains of $0.2 million in 2023.

Provision for Income Taxes

				2024 to 2025		2023 to 2024
	Years Ended Dec. 31			Increase		Increase
	2025	2024	2023	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$1,658	$1,134	$160	$524	46.2%	$974	608.8%
% of total revenue	1.9%	1.1%	0.2%

Provision for income taxes for 2025 and 2024 were $1.7 million and $1.1 million, respectively, which were mostly related to our consolidated wafer substrate subsidiaries in China and our two partially owned consolidated raw material companies. No income taxes or benefits have been provided for AXT as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. AXT-Tongmei incurred no income tax liability for the year ended December 31, 2025 due to the loss. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to uncertainty regarding our future profitability, we recorded a valuation allowance against our net deferred tax assets of $27.2 million and $20.7 million for the years 2025 and 2024, respectively.

Net loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

				2024 to 2025		2023 to 2024
	Years Ended Dec. 31			Increase		Increase
	2025	2024	2023	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$1,942	$167	$1,312	$1,775	1062.9%	$(1,145)	(87.3)%
% of total revenue	2.2%	0.2%	1.7%

The increase in noncontrolling interests and redeemable noncontrolling interests’ share of loss for 2025 as compared to 2024 was primarily due to increased losses at one of our consolidated subsidiaries in China and by a lower profit from our other consolidated subsidiaries in China.

The decrease in noncontrolling interests and redeemable noncontrolling interests’ share of loss for 2024 as compared to 2023 was primarily due to reduced losses at four of our consolidated subsidiaries in China and by a profit from our other consolidated subsidiary in China.

Liquidity and Capital Resources

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(12,783)	$(12,112)	$3,403
Investing activities	(6,832)	(4,445)	(2,604)
Financing activities	107,095	(536)	8,613
Effect of exchange rate changes	7,075	790	(646)
Net change in cash, restricted cash and cash equivalents	94,555	(16,303)	8,766
Cash, restricted cash and cash equivalents—beginning year	33,811	50,114	41,348
Cash, restricted cash and cash equivalents —end of year	128,366	33,811	50,114
Short and long-term investments—end of year	—	—	2,140
Total cash, restricted cash, cash equivalents and short-term and long-term investments	$128,366	$33,811	$52,254

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of money market accounts, certificates of deposit, corporate bonds and notes, and government securities. As of December 31, 2025, we and our consolidated joint ventures held approximately $27.0 million in cash and investments in bank accounts outside the United States.

Total cash, restricted cash and cash equivalents increased by $94.6 million in 2025. As of December 31, 2025, our principal source of liquidity was cash, restricted cash and cash equivalents of $128.4 million. In 2025, cash, restricted cash and cash equivalents increased by $94.6 million. The increase in cash, restricted cash and cash equivalents of $94.6 million in 2025 was primarily due to net cash provided by financing activities of $107.1 million and positive effect of exchange rate changes of $7.1 million, partially offset by net cash used in operating activities of $12.8 million and investing activities of $6.8 million.

Total cash, restricted cash and cash equivalents, short-term and long-term investments decreased by $18.4 million in 2024. As of December 31, 2024, our principal source of liquidity was $33.8 million. In 2024, cash, restricted cash and cash equivalents decreased by $16.3 million and short-term investments decreased by $2.1 million. The decrease in cash, restricted cash and cash equivalents of $16.3 million in 2024 was primarily due to net cash used in operating activities of $12.1 million, investing activities of $4.4 million and net cash used in financing activities of $0.5 million, partially offset by the positive effect of exchange rate changes of $0.8 million.

Net cash used in operating activities of $12.8 million for 2025 was primarily comprised of our net loss of $23.2 million, net change in operating assets and liabilities of $2.0 million, equity in income of unconsolidated joint ventures of $0.8 million and deferred tax assets of $0.1 million, partially offset by adjustment of non-cash items of depreciation and amortization of $9.1 million, stock-based compensation of $3.3 million and return of equity method investments as dividends of $0.9 million. The $2.0 million net change in operating assets and liabilities primarily resulted from a $6.6 million decrease in other long-term liabilities, including royalties, a $3.1 million increase in other assets and an increase in accounts receivable of $0.4 million, partially offset by a $6.3 million decrease in inventories, a $1.4 million decrease in other current assets, a $0.2 million increase in accrued liabilities and a $0.1 million increase in accounts payable.

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

Net cash used in investing activities of $6.8 million for 2025 was primarily due to property, plant and equipment of $6.0 million in preparation for our new manufacturing sites, additional equipment for our Beijing site and equipment and facility costs incurred by our consolidated subsidiaries and investments in non-marketable equity investments of $0.8 million.

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

Net cash provided by financing activities was $107.1 million for 2025 which mainly consisted of the net proceeds of $95.2 million received from the public offering of 8,163,265 shares of our common stock in December 2025, proceeds of $58.5 million from short-term loans in China, and $3.5 million from long-term loans in China, which are partially offset by payments on short-term loans of $48.6 million and payments on long term loans of $1.5 million.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2025, 2024 and 2023 under this program. As of December 31, 2025, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

For the years ended December 31, 2025, 2024 and 2023, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $0.9 million, $2.4 million and $4.3 million, respectively. In April 2023 and November 2023, Xiaoyi XingAn distributed a dividend of $1.8 million, and JiYa distributed dividends of $2.0 million and $0.5 million, respectively. In May 2024 and November 2024, Xiaoyi XingAn distributed a $2.1 million dividend to us, and JiYa distributed a dividend of 0.3 million. In April 2025, JiYa Semiconductor Material Co. Ltd. ("JiYa") distributed a dividend of $0.9 million. For the years ended December 31, 2025 and 2024, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures.

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

On November 7, 2025, we filed with the SEC a registration statement on Form S-3, pursuant to which we may offer up to $100 million of common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts and/or units in one or more offerings and in any combination, which became effective in accordance with the provisions of Section 8(a) of the Securities Act on November 27, 2025. On December 29, 2025, we filed a prospectus supplement relating to an offering of 7,098,492 shares of our common stock at a public offering price of $12.25 per share and up to 1,064,773 shares of common stock subject to an option to purchase additional shares granted to the underwriters of the offering at the public offering price (the “Offering”). The closing of the Offering occurred on December 30, 2025, including the full exercise of the underwriters’ option. Net proceeds from the offering, after deducting underwriting discounts, commissions, and other offering costs, were $93.9 million. We intend to use the net proceeds from this offering to financially support our subsidiary Tongmei in its efforts to increase its manufacturing capacity to produce indium phosphide substrates for export worldwide, for research and development of new or improved products, for working capital and for general corporate purposes.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under Item 1A. “Risk Factors” above.

Bank Loans and Line of Credit

Our bank loans and credit facilities, which are entered into by our subsidiaries, typically have a term of 12 months or less and are included in “Short-term loan” in our consolidated balance sheets. The following table represents Short-term bank loans as of December 31, 2025 and 2024 (in thousands, except interest rate data):

	Interest			December 31,	December 31,
Bank	Rate	Start Date	Due Date	2025	2024
Bank of China (1)	2.3%	September-24	September-25	$—	$1,096
	2.4%	December-24	December-25	—	274
	2.7%	January-25	January-26	722	—
	2.7%	March-25	March-26	605	—
	2.6%	July-25	July-26	114	—
	2.6%	September-25	September-26	722	—
	2.4%	September-25	September-26	1,433	—
	2.2%	September-25	September-26	858	—
Bank of China (3)	2.4%	September-24	September-25	—	1,370
	2.4%	November-24	November-25	—	1,370
	2.7%	November-24	November-25	—	685
	2.5%	February-25	February-26	2,582	—
Bank of Communications (1)	3.0%	May-24	May-25	—	1,644
	3.0%	June-24	May-25	—	2,466
	2.6%	June-25	June-26	2,861	—
	2.4%	December-25	June-26	1,433	—
China Merchants Bank (1)	3.5%	January-24	January-25	—	1,370
	3.5%	February-24	February-25	—	685
	3.5%	April-24	April-25	—	685
	2.9%	January-25	January-26	3,275	—
	2.9%	March-25	March-26	1,022	—
	2.4%	June-25	June-26	432	—
	2.3%	September-25	September-26	1,003	—
Bank of Beijing (2)	3.0%	March-24	February-25	—	3,565
	3.0%	June-24	June-25	—	3,565
	2.7%	March-25	March-26	2,295	—
	2.6%	June-25	March-26	1,430	—
	2.6%	June-25	June-26	3,716	—
Industrial Bank (1)	3.9%	September-24	September-25	—	2,740
	3.9%	October-24	October-25	—	2,679
	3.2%	November-24	November-25	—	1,440
	2.7%	November-24	November-25	—	1,370
	3.1%	September-25	September-26	145	—
	2.7%	October-25	October-26	5,474	—
	2.7%	November-25	November-26	1,672	—
	2.2%	November-25	November-26	1,433	—
Industrial Bank (5)	3.1%	October-25	October-26	149	—
	3.1%	November-25	November-26	158	—
	3.1%	December-25	December-26	190	—
Industrial Bank (4)	3.8%	March-25	March-26	1,433	—
NingBo Bank (1)	4.3%	January-24	January-25	—	1,630
	4.3%	May-24	March-25	—	1,255
	3.9%	November-24	November-25	—	1,822
	3.9%	December-24	December-25	—	550
	3.9%	January-25	January-26	1,655	—
	3.9%	March-25	March-26	722	—
	3.9%	Apr-25	March-26	645	—
	3.8%	June-25	June-26	593	—
	3.8%	July-25	July-26	645	—
	3.8%	August-25	July-26	436	—
	3.2%	December-25	December-26	1,315	—
Industrial and Commercial Bank of China (1)	3.3%	September-24	September-25	—	2,740
	2.8%	September-24	September-25	—	1,370
	2.4%	August-25	August-26	1,433	—
	2.4%	September-25	August-26	1,433	—
	2.2%	September-25	September-26	1,433	—
	2.3%	September-25	September-26	286	—
	2.3%	October-25	September-26	2,575	—
China Citic Bank (1)	2.9%	June-24	June-25	—	2,740
	2.9%	July-24	July-25	—	2,740
	2.9%	September-24	September-25	—	1,370
	2.3%	September-25	September-26	5,005	—
Agricultural Bank of China (1)	2.6%	November-24	November-25	—	1,235
	2.6%	December-24	December-25	—	137
	2.3%	December-25	December-26	929	—
Bank of Hangzhou (1)	2.5%	September-25	September-26	4,288	—
NanJing Bank (1)	2.8%	December-24	December-25	—	1,370
Loan Balance				$58,550	$45,963

Collateral for the above bank loans and line of credit

(1)	Not collateralized.
(2)	AXT time deposit.
(3)	Baoding Tongmei’s land use rights and its building located at its facility in Dingxing, China.
(4)	ChaoYang JinMei’s land use rights and its building located at its facility in Kazuo, China.
(5)	ChaoYang XinMei's manufacturing facility in Kazuo, China.

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction of fixed assets. As of December 31, 2025, $4.7 million is included in “Other long-term liabilities” and $0.7 million is included in “Short-term loans” in our consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of December 31, 2025, $0.6 million is included in “Short-term loans” in our consolidated balance sheets.

In February 2025, the Company secured a fourteen-month unsecured bank loan totaling $2.7 million at an interest rate of 3.2%. As of December 31, 2025, $2.7 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In September and November 2025, the Company entered into a four-year bank loan totaling $0.7 million at an interest rate of 3.1%. The loan is secured by the real estate properties owned by JinMei. As of December 31, 2025, $0.5 million is included in “Other long-term liabilities” and $0.2 million is included in “Short-term loans” in our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii). We have not entered into any options on non-financial assets.

Contractual Obligations

We lease certain equipment, office space, warehouse and facilities under long-term operating leases expiring at various dates through November 2029. The majority of our lease obligations relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which was scheduled to expire in 2020. Under the terms of the facility lease agreement, in May 2020, we were granted an extension to the term of the lease for an additional three years. Furthermore, in September 2023, we entered into another agreement to extend the lease for an additional five years, commencing December 2023. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. The remainder relate to our lease agreements for a nitrogen system and a facility. The nitrogen system is used during the manufacturing process by our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. The facility, located in Tongzhou, China, has a lease effective from December 2024 and expiring in November 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. All other operating leases have a term of 12 months or less. Total rent expenses under these operating leases charged to selling, general and administrative were approximately $597,000, $624,000 and $510,000 for the years ended December 31, 2025, 2024 and 2023, respectively, primarily related to our Fremont facility. Total rent expenses under these operating leases charged to cost of revenue were approximately $273,000, $275,000 and $285,000 for the years ended December 31, 2025, 2024 and 2023, respectively, primarily related to the nitrogen system at our facility in Dingxing.

In 2020, we and a competitor entered into the Cross License Agreement, which has a term that begins on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period. For the years ended December 31, 2025 and 2024, the royalty expense under the Cross License Agreement was not considered material to our consolidated financial statements.

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of December 31, 2025, we do not have any outstanding purchase orders that will incur a penalty if canceled by the Company.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. During 2025, we recorded a foreign exchange loss of $74,000, during 2024 and 2023 we recorded a foreign exchange gain of $0.1 million and $0.2 million, respectively. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of December 31, 2025 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash, restricted cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

			Projected	Proforma 10%	Proforma 10%
	Balance as of	Current	Annual	Interest Rate	Interest Rate
	December 31,	Interest	Interest	Decline	Increase
Instrument	2025	Rate	Income	Income	Income
Cash, restricted cash and cash equivalents	$128,366	0.13%	$167	$150	$184
Investments in marketable debt securities	—	—%	—	—	—
			$167	$150	$184

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. One customer accounted for more than 10% of our accounts receivable as of December 31, 2025 and 2024.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately held raw material companies located in China either invested directly by us and our subsidiaries or through our consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and accounted for under either the equity or fair value method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investment under the fair value method as of December 31, 2025 and 2024 totaled $0 million and $0.6 million, respectively (see Note 6 to the consolidated financial statements). Our minority investments under the equity method as of December 31, 2025 and 2024 totaled $15.0 million and $14.1 million, respectively.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, AXT’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AXT, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AXT, Inc (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Inventories – Reserve for Excess and Obsolete Inventory

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated inventories balance was $81.7 million as of December 31, 2025, which was net of a reserve of $28.4 million for excess and obsolete inventories. The Company’s inventories are stated at the lower of weighted average costs (approximated by standard cost) or net realizable value. The Company routinely evaluates the levels of its inventories in light of current market conditions in order to identify excess and obsolete inventories, and to provide a reserve for certain inventories to their estimated net realizable value based upon the age, quality and life expectancy of the product, and the projections for sale of the completed products. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and consolidated results of operations.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The procedures included, among others, testing management’s process for developing the reserve for excess and obsolete inventories, testing the completeness and accuracy of the underlying data used in the estimate, and evaluating management’s assumptions of forecasted product demand. Evaluating management’s demand forecast for reasonableness involved considering historical sales or usage by product, comparing prior period estimates to actual results of the same period, and determining whether the demand forecast used was consistent with evidence obtained in other areas of the audit.

/s/ BPM LLP

We have served as the Company’s auditor since 2004.

San Jose, California

March 17, 2026

AXT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$120,266	$22,833
Restricted cash	8,100	10,978
Accounts receivable, net of allowances for credit losses of $164 and $147 as of December 31, 2025 and December 31, 2024	26,849	25,640
Inventories	81,651	85,077
Prepaid expenses and other current assets	9,690	13,744
Total current assets	246,556	158,272
Property, plant and equipment, net	161,860	159,721
Operating lease right-of-use assets	1,982	2,479
Other assets	23,353	18,842
Total assets	$433,751	$339,314
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,947	$12,356
Accrued liabilities	14,798	14,556
Short-term loans	62,796	47,264
Total current liabilities	90,541	74,176
Noncurrent operating lease liabilities	1,441	1,977
Other long-term liabilities	7,138	8,253
Total liabilities	99,120	84,406
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests (Note 17)	38,056	38,577
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2025 and December 31, 2024 (Liquidation preference of $8,229 and $8,052 as of December 31, 2025 and December 31, 2024)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 55,337 and 45,358 shares issued and outstanding as of December 31, 2025 and December 31, 2024	55	45
Additional paid-in capital	339,922	241,514
Accumulated deficit	(64,924)	(43,664)
Accumulated other comprehensive loss	(5,295)	(8,657)
Total AXT, Inc. stockholders’ equity	273,290	192,770
Noncontrolling interests	23,285	23,561
Total stockholders’ equity	296,575	216,331
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$433,751	$339,314

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue	$88,326	$99,361	$75,795
Cost of revenue	77,084	75,525	62,477
Gross profit	11,242	23,836	13,318
Operating expenses:
Selling, general and administrative	24,169	24,096	22,806
Research and development	9,049	14,543	12,081
Total operating expenses	33,218	38,639	34,887
Loss from operations	(21,976)	(14,803)	(21,569)
Interest expense, net	(1,257)	(1,340)	(1,527)
Equity in income of unconsolidated joint ventures	765	3,439	1,884
Other income, net	924	2,047	2,179
Loss before provision for income taxes	(21,544)	(10,657)	(19,033)
Provision for income taxes	1,658	1,134	160
Net loss	(23,202)	(11,791)	(19,193)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,942	167	1,312
Net loss attributable to AXT, Inc.	$(21,260)	$(11,624)	$(17,881)
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.49)	$(0.27)	$(0.42)
Diluted	$(0.49)	$(0.27)	$(0.42)
Weighted-average number of common shares outstanding:
Basic	43,933	43,154	42,643
Diluted	43,933	43,154	42,643

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2025	2024	2023

Net loss	$(23,202)	$(11,791)	$(19,193)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	4,204	(3,292)	(3,818)
Change in unrealized gain on available-for-sale debt investments, net of tax	—	20	283
Total other comprehensive income (loss), net of tax	4,204	(3,272)	(3,535)
Comprehensive loss	(18,998)	(15,063)	(22,728)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,100	781	1,965
Comprehensive loss attributable to AXT, Inc.	$(17,898)	$(14,282)	$(20,763)

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Common Stock
							Accumulated
	Preferred				Additional		Other	AXT, Inc.		Total
	Stock				Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

Balance as of January 1, 2023	883	$3,532	43,554	44	235,308	(14,159)	(3,118)	221,607	23,293	244,900
Common stock options exercised			4		10			10		10
Investment in subsidiary with noncontrolling interest					(153)			(153)	861	708
Investment in subsidiary with redeemable noncontrolling interest					(155)			(155)		(155)
Restricted stock awards canceled			(23)					—		—
Stock-based compensation					2,779			2,779		2,779
Issuance of common stock in the form of restricted stock			704					—		—
Tongmei stock-based compensation					761			761		761
Noncontrolling interest portion of Tongmei stock-based compensation					(98)			(98)	55	(43)
Net loss						(17,881)		(17,881)	(391)	(18,272)
Other comprehensive loss							(2,881)	(2,881)	(324)	(3,205)
Balance as of December 31, 2023	883	3,532	44,239	44	238,452	(32,040)	(5,999)	203,989	23,494	227,483
Common stock options exercised			12	1	27			28		28
Restricted stock awards canceled			(6)					—		—
Stock-based compensation					2,647			2,647		2,647
Issuance of common stock in the form of restricted stock			1,113					—		—
Tongmei stock-based compensation					450			450		450
Noncontrolling interest portion of Tongmei stock-based compensation					(62)			(62)	31	(31)
Net loss						(11,624)		(11,624)	342	(11,282)
Other comprehensive loss							(2,658)	(2,658)	(306)	(2,964)
Balance as of December 31, 2024	883	3,532	45,358	45	241,514	(43,664)	(8,657)	192,770	23,561	216,331
Common stock options exercised			339		1,605			1,605		1,605
Restricted stock awards canceled			(51)					—		—
Stock-based compensation					3,109			3,109		3,109
Issuance of common stock in the form of restricted stock			1,528	2				2		2
Issuance of common stock, net of stock issuance costs of $6,450			8,163	8	93,542			93,550		93,550
Tongmei stock-based compensation					183			183		183
Noncontrolling interest portion of Tongmei stock-based compensation					(31)			(31)	13	(18)
Net loss						(21,260)		(21,260)	(709)	(21,969)
Other comprehensive income							3,362	3,362	420	3,782
Balance as of December 31, 2025	883	$3,532	55,337	$55	$339,922	$(64,924)	$(5,295)	$273,290	$23,285	$296,575

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(23,202)	$(11,791)	$(19,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,108	8,979	8,722
Amortization of marketable securities premium	—	—	18
Stock-based compensation	3,292	3,097	3,540
Provision for credit losses	—	—	272
Loss on sale of equity investment	—	—	166
Loss on disposal of equipment	3	118	21
Return of equity method investments as dividends	868	2,396	4,316
Equity in income of unconsolidated joint ventures	(765)	(3,439)	(2,050)
Deferred tax assets	(88)	265	553
Changes in operating assets and liabilities:
Accounts receivable	(390)	(6,896)	9,306
Inventories	6,347	(737)	1,073
Prepaid expenses and other current assets	1,389	(6,002)	(652)
Other assets	(3,056)	1,261	419
Accounts payable	147	3,038	(162)
Accrued liabilities	150	1,004	(1,897)
Other long-term liabilities	(6,586)	(3,405)	(1,049)
Net cash provided by (used in) operating activities	(12,783)	(12,112)	3,403
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,995)	(5,771)	(10,475)
Proceeds from sales and maturities of available-for-sale debt securities	—	2,160	9,582
Proceeds from sales of equity securities - 15% Jia Mei	—	—	827
Investments in non-marketable equity investments	(837)	(834)	(2,538)
Net cash used in investing activities	(6,832)	(4,445)	(2,604)
Cash flows from financing activities:
Proceeds from issuance of common stock and options exercised, net of issuance costs	95,155	28	10
Proceeds from short-term bank loans	58,559	54,501	56,470
Payments on short-term bank loans	(48,569)	(60,092)	(49,210)
Proceeds from capital increase in subsidiary shares from noncontrolling interests	—	—	708
Proceeds from long-term loan	3,463	5,831	635
Payments on long-term loan	(1,513)	(804)	—
Net cash provided by (used in) financing activities	107,095	(536)	8,613
Effect of exchange rate changes on cash, restricted cash and cash equivalents	7,075	790	(646)
Net increase (decrease) in cash, restricted cash and cash equivalents	94,555	(16,303)	8,766
Cash, restricted cash and cash equivalents at the beginning of the year	33,811	50,114	41,348
Cash, restricted cash and cash equivalents at the end of the period	$128,366	$33,811	$50,114
Supplemental disclosures:
Income taxes paid, net of refunds	$586	$962	$686
Interest expense paid	$1,792	$2,069	$1,564
Supplemental disclosure of non-cash flow information:
Loan proceeds received by notes receivable	$—	$—	$1,481
Notes receivables paid to purchase fixed assets	$2,957	$4,572	$4,170
Non-cash consideration received from sale of DongFang	$—	$—	$585
Investment in subsidiary shares from noncontrolling interest	$—	$—	$308
Consideration payable in connection with construction in progress, included in accrued liabilities	$1,128	$857	$6,574

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

Our substrate wafers are used when a typical silicon substrate wafer cannot meet the conductive requirements of a semiconductor or optoelectronic device. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. In 2025, our substrate product group generated 67% of our revenue and raw materials product group generated 33%. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

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

Principles of Consolidation

The consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). Baoding Tongmei is located in the city of Dingxing, China. Each of ChaoYang Tongmei and ChaoYang LiMei is located in the city of Kazuo, China. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For the years ended 2025 and 2024, we have three companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our consolidated balance sheets and in our consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the years ended 2025 and 2024, expenses associated with ChaoYang LiMei had a de minimis impact on our consolidated financial statements.

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

In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei. The agreement called for a total investment of approximately $7.6 million, of which Tongmei would fund approximately $3.0 million for a 40.0 percent ownership of ChaoYang KaiMei. In July 2022, the investors completed the initial funding of approximately $2.2 million. Tongmei’s portion of the investment was approximately $0.9 million. In January 2023, Tongmei made an investment of $0.9 million to ChaoYang KaiMei. In each of July 2023 and August 2023, Tongmei made an investment of approximately $0.6 million in ChaoYang KaiMei. These contributions culminated in the fulfillment of all of Tongmei’s financial obligations under the April 2022 ChaoYang KaiMei Joint Venture Agreement. In September 2023, Tongmei entered into another joint venture agreement with the same group of investors. This new agreement called for additional investment of approximately $5.6 million, with Tongmei committing to fund approximately $2.3 million. In December 2023, Tongmei made its initial additional investment of approximately $0.6 million in ChaoYang KaiMei, followed by additional investments of approximately $0.3 million each in June, July and November 2024, and in March, April and May 2025. Tongmei’s ownership of ChaoYang KaiMei remained at 40% after these equity investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 2 assets and liabilities. As of December 31, 2025 and 2024, the net change in fair value from the placement of the hedge to settlement had a de minimis impact to the consolidated results.

Foreign Currency Translation

The functional currency of our Chinese subsidiaries is the renminbi, the local currency of China. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “Other income, net” for the years presented. The transaction loss totaled $74,000 for the year ended December 31, 2025, and the foreign exchange gain totaled $0.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in “Other comprehensive income (loss)”, net of tax in the consolidated statements of comprehensive loss.

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of December 31, 2025 or 2024.

	December 31,	December 31,
	2025	2024
Contract liabilities	$103	$1,590

During the year ended December 31, 2025, the Company recognized $1.6 million of revenue that was included in the contract balances as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $156,000 of revenue that was included in the contract balances as of December 31, 2023.

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

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. One customer accounted for more than 10% of our accounts receivable as of December 31, 2025 and 2024.

No customer represented 10% of our revenue for the year ended December 31, 2025, 2024 and 2023. Our top five customers, although not the same five customers for each period, represented 29% of our revenue for the year 2025, 30% of our revenue for the year 2024, and 25% of our revenue for the year 2023.

For the year ended  December 31, 2025, no third-party customer for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. For the years ended December 31, 2024 and 2023, two third-party customers for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. Our subsidiaries and raw material joint ventures are a key strategic benefit for us as they further diversify our sources of revenue.

Cash and Cash Equivalents

We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of certificate of deposits. Cash and cash equivalents are stated at cost, which approximates fair value.

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance. As of December 31, 2025, $8.1 million was included in restricted cash in our consolidated balance sheets.

Short-Term and Long-Term Investments

We classify our investments in marketable securities as available-for-sale debt securities. Short- term and long-term investments are comprised of available-for-sale marketable securities, which consist primarily of certificates of deposit and corporate bonds. These investments are reported at fair value as of the respective balance sheet dates with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders’ equity on the consolidated balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in “Other income, net” in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in “Other income, net” in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.

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

In accordance with ASC Topic 326, Financial Instruments – Credit Losses current expected credit loss impairment model, we exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2025 and 2024, our accounts receivable, net balance was $26.8 million and $25.6 million, respectively, which was net of an allowance of $164,000 and $147,000, respectively. During 2025, we increased the allowance by $17,000. During 2024, we decreased the allowance by $432,000. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

As of December 31, 2025 and 2024, the sales returns reserve (included in accrued liabilities) balance was $48,000 and $28,000, respectively. During 2025, we utilized $48,000 and reserved an additional $68,000 and during 2024, we utilized $28,000 and reserved an additional $17,000.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2025 and 2024, accrued product warranties totaled $411,000 and $451,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by some of our customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

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

Impairment of Long-Lived Assets

We evaluate property, plant and equipment and intangible assets for impairment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We did not recognize any impairment charges of long-lived assets in 2025, 2024 and 2023.

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

For the year ended December 31, 2023, one of our PRC joint ventures assessed one of its equity investments was fully impaired. For the year ended December 31, 2023, we divested our equity investment in a PRC joint venture. The impairment and divestiture resulted in a total of $1.9 million in impairment charges in our consolidated financial results. For the year ended December 31, 2024, we had no impairment charges. During the year ended December 31, 2025, one of our PRC joint venture raw material companies assessed one of its equity investments was impaired, resulting in an impairment loss of $48,000.

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

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2025, 2024 and 2023 were insignificant.

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

Comprehensive Loss

The components of other comprehensive loss include unrealized losses on marketable securities and foreign currency translation adjustments. Comprehensive loss is presented in the consolidated statements of comprehensive loss. The balance of accumulated other comprehensive loss is as follows (in thousands):

	As of December 31,
	2025	2024
Accumulated other comprehensive loss:
Unrealized loss on investments, net	$—	$—
Cumulative translation adjustment	(5,732)	(9,514)
	(5,732)	(9,514)
Less: Cumulative translation adjustment attributable to noncontrolling interests	(437)	(857)
Accumulated other comprehensive loss attributable to AXT, Inc.	$(5,295)	$(8,657)

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09— Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities. Furthermore, the Update improves to assess income tax information that affects cash flow forecasts and capital allocation decisions. The Update is effective for public business entities for annual periods beginning after December 15, 2024, on a prospective basis. Adoption of the new standard had an immaterial effect on our consolidated financial statements.

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

In July 2025, FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset when developing forecasts for estimating expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years on a prospective basis. Adoption is expected to have an immaterial effect on our condensed consolidated financial statements.

In December 2025, FASB issued ASU 2025-10, Financial Instruments - Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. The Update provides a framework for determining when a grant should be recognized in income and includes enhanced disclosure requirements. The Update is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. Adoption is expected to have an immaterial effect on our consolidated financial statements.

Note 2. Cash, Restricted Cash, Cash Equivalents and Investments

Our cash, restricted cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of December 31, 2025 and 2024, our cash, restricted cash, cash equivalents and debt investments are classified as follows (in thousands):

	December 31, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash, restricted cash and cash equivalents	$128,366	$—	$—	$128,366	$33,811	$—	$—	$33,811

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

As of December 31, 2025 and 2024, we did not hold any available-for-sale debt securities. Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

Investments in Privately Held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for the non-consolidated companies, are accounted for under the equity method and included in “Other assets” in the consolidated balance sheets and totaled $15.0 million and $14.1million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there were three companies accounted for under the equity method, respectively.

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

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify our available-for-sale debt securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from bank statements, quoted market prices, broker or dealer statements or quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the year ended December 31, 2025. There have been no transfers between fair value measurement levels during the years ended December 31, 2025 and 2024.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2025, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

As of December 31, 2025 and 2024, we did not hold any financial assets or liabilities measured at fair value in accordance with ASC 820.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately held companies accounted for by equity and fair value method (See Note 6). For the year ended December 31, 2023, one of our PRC joint ventures assessed one of its equity investments was fully impaired. For the year ended December 31, 2023, we divested our equity investment in a PRC joint venture. The impairment and divestiture resulted in a total of $1.9 million in impairment charges in our financial results. For the year ended December 31, 2024, we had no impairment charges. During the year ended December 31, 2025, we recognized gains from the fair value remeasurement of an equity investment of $163,000. In the same period, one of our PRC joint venture raw material companies assessed one of its equity investments was impaired, resulting in an impairment loss of $48,000.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	December 31,	December 31,
	2025	2024
Inventories:
Raw materials	$24,105	$31,743
Work in process	53,665	50,779
Finished goods	3,881	2,555
	$81,651	$85,077

As of December 31, 2025 and 2024, carrying values of inventories were net of inventory reserves of $28.4 million and $24.1 million, respectively, for excess and obsolete inventory and $180,000 and $73,000, respectively, for lower of cost or net realizable value reserves.

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

In September 2022, our consolidated subsidiary, ChaoYang LiMei completed the sale of land and its attached buildings to our equity investment entity, ChaoYang KaiMei, for a total consideration of $1.5 million. In January 2023, ChaoYang KaiMei paid to ChaoYang LiMei $1.5 million. As of December 31, 2025 and 2024, $0 million was included in “Prepaid expenses and other current assets” in our consolidated balance sheets.

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

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	December 31,	December 31,
	2025	2024
Property, plant and equipment:
Machinery and equipment, at cost	$69,909	$67,917
Less: accumulated depreciation and amortization	(47,028)	(44,065)
Building, at cost	145,952	137,420
Less: accumulated depreciation and amortization	(31,577)	(26,310)
Leasehold improvements, at cost	8,112	7,575
Less: accumulated depreciation and amortization	(6,981)	(6,347)
Construction in progress	23,473	23,531
	$161,860	$159,721

As of December 31, 2025, the balance of construction in progress was $23.5 million, of which $18.3 million was related to our buildings in our Dingxing and Kazuo locations, $1.3 million was for manufacturing equipment purchases not yet placed in service and $3.8 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2024, the balance of construction in progress was $23.5 million, of which $17.9 million was related to our buildings in our Dingxing and Kazuo locations, $1.4 million was for manufacturing equipment purchases not yet placed in service and $4.3 million was from our construction in progress for our other consolidated subsidiaries.

Depreciation and amortization expense was $9.1 million, $9.0 million and $8.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 6. Investments in Privately Held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain.

The investments are summarized below (in thousands):

	Investment Balance as of
	December 31,	December 31,	Accounting	Ownership *
Company	2025	2024	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	3,122	3,122	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$14,211	$14,211

Beijing JiYa Semiconductor Material Co., Ltd.	$4,428	$4,867	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	5,827	5,304	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	4,713	3,895	Equity	***** 40%
	$14,968	$14,066

Emeishan Jia Mei High Purity Metals Co., Ltd.	—	551	Fair value	****** 0%
	$—	$551

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

****** In May 2023, we sold 15% of our equity investments in Jia Mei to a third party, after which we began accounting for the investment under the fair value method. We sold the remaining 10% equity interest in December 2025.

In May 2023, we reduced our ownership in Jia Mei from 25% to 10% by selling a portion of our Jia Mei shares to a third party for approximately $827,000. Considering our decreased ownership and that we no longer have significant influence over its operations and financial policies, we adopted the fair value method of accounting to report on the investment in Jia Mei. As Jia Mei's equity interest is without a readily determinable fair value, we elected to use the measurement alternative to measure at cost, less any impairment, plus or minus fair value changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Jia Mei investment is reviewed for other-than-temporary declines in value on a quarterly basis. In May 2025, two unrelated investors entered into an agreement to invest approximately $360,000 each in Jia Mei, in exchange for an 8.9% ownership per investor. The signed agreement provided a marketbased indication of Jia Mei's fair value. Based on the signed agreement, we recorded an impairment charge of $145,000 for Jia Mei investment. In August 2025, the May 2025 transaction was registered and as a result, our ownership interest in Jia Mei was reduced to 7.1% as of September 30, 2025. At the end of September 2025, we recognized a gain of $296,000, reflecting an increase in the estimated fair value of the investment based on an offer from another unrelated buyer to purchase our shares in Jia Mei. In December 2025, we sold our remaining interest in Jia Mei, resulting in a gain of $12,000 due to foreign currency exchange rate changes.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our consolidated balance sheets and totaled $15.0 million and $14.1 million as of December 31, 2025 and 2024, respectively. Our respective ownership interests in ChaoYang KaiMei, JiYa, Xiaoyi XingAn and Jia Mei was 40%, 39%, 25%, and 0%, respectively. These minority investment entities are not considered variable interest entities because:

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

For the years ended December 31, 2025, 2024 and 2023, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $0.9 million, $2.4 million and $4.3 million, respectively. In April 2023, Xiaoyi XingAn distributed a dividend of $1.8 million to us. Additionally, in both April 2023 and November 2023, JiYa distributed dividends to us, totaling $2.0 million and $0.5 million, respectively. In May 2024 and November 2024, we received a dividend of $2.1 million from Xiaoyi XingAn and $0.3 million from JiYa, respectively. In April 2025, JiYa distributed dividends to us, totaling $0.9 million. For the years ended December 31, 2025 and 2024, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity entities had the following summarized income information (in thousands) for the years ended December 31, 2025, 2024 and 2023, respectively: (The 2023 income information includes results of Jia Mei for Q1 and Q2.)

				Our share for the
	Year Ended			Year Ended
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
Net revenue	$32,442	$37,591	$32,544	$10,342	$11,715	$10,033
Gross profit	6,899	17,747	11,698	2,272	5,374	3,365
Operating income	4,139	13,780	10,115	1,292	3,889	2,724
Net income	2,179	11,944	8,681	602	3,439	1,884

These minority investment entities that are not consolidated, but rather are accounted for under the equity method, had the following summarized balance sheet information (in thousands) as of December 31, 2025 and 2024, respectively:

	As of December 31,
	2025	2024
Current assets	$37,709	$34,858
Noncurrent assets	23,345	20,975
Current liabilities	8,121	5,602
Noncurrent liabilities	5,321	6,165

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was an income of $0.6 million, $3.4 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Undistributed retained earnings relating to our investments in these minority investment entities amounted to $8.0 million and $9.2 million as of December 31, 2025 and 2024, respectively.

Note 7. Balance Sheets Details

Other Assets

The components of other assets are summarized below (in thousands):

	As of December 31,
	2025	2024
Equity method investments	$14,968	$14,066
Value added tax receivable, long term	4,478	194
Other intangible assets	1,673	1,710
Deferred tax assets	1,506	1,418
Other assets	728	1,454
	$23,353	$18,842

Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2025	2024
Accrued compensation and related charges	$5,090	$2,832
Preferred stock dividends payable	2,901	2,901
Payable in connection with construction in progress	1,676	1,985
Accrued professional services	1,023	1,460
Accrued income taxes	841	127
Current portion of operating lease liabilities	579	536
Other tax payable	494	399
Accrued product warranty	411	451
Other personnel-related costs	276	256
Advances from customers	103	1,590
Accrual for sales returns	48	28
Other accrued liabilities	1,356	1,991
	$14,798	$14,556

Note 8. Bank Loans and Line of Credit

Our bank loans and credit facilities, which are entered into by our subsidiaries, typically have a term of 12 months or less and are included in “Short-term loan” in our consolidated balance sheets. The following table represents short-term bank loans as of December 31, 2025 and 2024 (in thousands, except interest rate data):

	Interest			December 31,	December 31,
Bank	Rate	Start Date	Due Date	2025	2024
Bank of China (1)	2.3%	September-24	September-25	$—	$1,096
	2.4%	December-24	December-25	—	274
	2.7%	January-25	January-26	722	—
	2.7%	March-25	March-26	605	—
	2.6%	July-25	July-26	114	—
	2.6%	September-25	September-26	722	—
	2.4%	September-25	September-26	1,433	—
	2.2%	September-25	September-26	858	—
Bank of China (3)	2.4%	September-24	September-25	—	1,370
	2.4%	November-24	November-25	—	1,370
	2.7%	November-24	November-25	—	685
	2.5%	February-25	February-26	2,582	—
Bank of Communications (1)	3.0%	May-24	May-25	—	1,644
	3.0%	June-24	May-25	—	2,466
	2.6%	June-25	June-26	2,861	—
	2.4%	December-25	June-26	1,433	—
China Merchants Bank (1)	3.5%	January-24	January-25	—	1,370
	3.5%	February-24	February-25	—	685
	3.5%	April-24	April-25	—	685
	2.9%	January-25	January-26	3,275	—
	2.9%	March-25	March-26	1,022	—
	2.4%	June-25	June-26	432	—
	2.3%	September-25	September-26	1,003	—
Bank of Beijing (2)	3.0%	March-24	February-25	—	3,565
	3.0%	June-24	June-25	—	3,565
	2.7%	March-25	March-26	2,295	—
	2.6%	June-25	March-26	1,430	—
	2.6%	June-25	June-26	3,716	—
Industrial Bank (1)	3.9%	September-24	September-25	—	2,740
	3.9%	October-24	October-25	—	2,679
	3.2%	November-24	November-25	—	1,440
	2.7%	November-24	November-25	—	1,370
	3.1%	September-25	September-26	145	—
	2.7%	October-25	October-26	5,474	—
	2.7%	November-25	November-26	1,672	—
	2.2%	November-25	November-26	1,433	—
Industrial Bank (5)	3.1%	October-25	October-26	149	—
	3.1%	November-25	November-26	158	—
	3.1%	December-25	December-26	190	—
Industrial Bank (4)	3.8%	March-25	March-26	1,433	—
NingBo Bank (1)	4.3%	January-24	January-25	—	1,630
	4.3%	May-24	March-25	—	1,255
	3.9%	November-24	November-25	—	1,822
	3.9%	December-24	December-25	—	550
	3.9%	January-25	January-26	1,655	—
	3.9%	March-25	March-26	722	—
	3.9%	Apr-25	March-26	645	—
	3.8%	June-25	June-26	593	—
	3.8%	July-25	July-26	645	—
	3.8%	August-25	July-26	436	—
	3.2%	December-25	December-26	1,315	—
Industrial and Commercial Bank of China (1)	3.3%	September-24	September-25	—	2,740
	2.8%	September-24	September-25	—	1,370
	2.4%	August-25	August-26	1,433	—
	2.4%	September-25	August-26	1,433	—
	2.2%	September-25	September-26	1,433	—
	2.3%	September-25	September-26	286	—
	2.3%	October-25	September-26	2,575	—
China Citic Bank (1)	2.9%	June-24	June-25	—	2,740
	2.9%	July-24	July-25	—	2,740
	2.9%	September-24	September-25	—	1,370
	2.3%	September-25	September-26	5,005	—
Agricultural Bank of China (1)	2.6%	November-24	November-25	—	1,235
	2.6%	December-24	December-25	—	137
	2.3%	December-25	December-26	929	—
Bank of Hangzhou (1)	2.5%	September-25	September-26	4,288	—
NanJing Bank (1)	2.8%	December-24	December-25	—	1,370
Loan Balance				$58,550	$45,963

Collateral for the above bank loans and line of credit

(1)	Not collateralized.
(2)	AXT time deposit.
(3)	Baoding Tongmei’s land use rights and its building located at its facility in Dingxing, China.
(4)	Chaoyang JinMei’s land use rights and its building located at its facility in Kazuo, China.
(5)	ChaoYang XinMei's manufacturing facility in Kazuo, China.

Long-term Loans

On January 30, 2024, the Company secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by ChaoYang Tongmei. In January 2024, the Company borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction of fixed assets. As of December 31, 2025, $4.7 million is included in “Other long-term liabilities” and $0.7 million is included in “Short-term loans” in our consolidated balance sheets.

In December 2023, one of our consolidated subsidiaries, ChaoYang XinMei secured a loan of approximately $2.1 million from an unrelated financing company. According to the agreement, ChaoYang XinMei temporarily transferred ownership of its production line and related equipment to the financing company, while retaining the right to use the property for production. At the end of the 30-month contractual period, ChaoYang XinMei holds the option to repurchase the production line and related equipment for $14.00. As of December 31, 2025, $0.6 million is included in “Short-term loans” in our consolidated balance sheets.

In February 2025, the Company secured a fourteen-month unsecured bank loan totaling $2.7 million at an interest rate of 3.2%. As of December 31, 2025, $2.7 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In September and November 2025, the Company entered into a four-year bank loan totaling $0.7 million at an interest rate of 3.1%. The loan is secured by the real estate properties owned by JinMei. As of December 31, 2025, $0.5 million is included in “Other long-term liabilities” and $0.2 million is included in “Short-term loans” in our condensed consolidated balance sheets.

As of December 31, 2025, the maturities of our long-term loan liabilities in five years (including current portion) are as follows (in thousands):

Maturity of long-term loans
2026	$4,323
2027	1,179
2028	1,464
2029	2,597
2030	—

In summary, short-term loans of $62.8 million included under “Short-term loans” in our consolidated balance sheet at December 31, 2025, consisted of $58.5 million of short-term bank loans and $4.3 million of the current portion of long-term debt. Long-term loans of $5.2 million included under “Other long-term liabilities” in our consolidated balance sheet at December 31, 2025.

Note 9. Stockholders’ Equity and Stock Repurchase Program

Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2025 and 2024, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Changes in AXT, Inc.’s ownership interests in consolidated subsidiaries

During 2025 and 2024, there were no changes in the Company’s ownership interests in its consolidated subsidiaries that affected the Company’s equity.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2025, 2024 and 2023 under this program. As of December 31, 2025, approximately $2.7 million remained available for future repurchases under this program.

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In 2025, 2024 and 2023, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year-to-date dividends on the Series A preferred stock when calculating our earnings per share.

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

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is a replacement of the 2007 Plan. The 399,562 share reserve of the 2007 Plan became the reserve of the 2015 Plan, together with 3,000,000 additional shares approved for issuance under the 2015 Plan. In May 2019, our stockholders approved 1,600,000 of additional shares for issuance under the 2015 Plan. In May 2021, our stockholders approved 3,600,000 of additional shares for issuance under the 2015 Plan. In May 2024, our stockholders approved 3,600,000 of additional shares for issuance under the 2015 Plan. In May 2025, our stockholders approved our 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan is a replacement of the 2015 Plan, which expired on April 1, 2025. The 2015 Plan will continue to govern the awards granted under that Plan. The 4,313,156 share reserve of the 2015 Plan became the reserve of the 2025 Plan. Awards that may be made under the 2015 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2025 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than four years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). However, options granted to consultants and restricted stock awards granted to independent board members typically vest in one year and the 2025 Plan does allow for similar vesting to employees. As of December 31, 2025, approximately 1.5 million shares were available for grant under the 2025 Plan.

Stock Options

The following table summarizes the stock option transactions for each of the years ended December 31, 2023, 2024 and 2025 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2023	1,206	$5.09	5.08	$630
Granted	—	—
Exercised	(4)	2.30
Canceled and expired	(4)	4.12
Balance as of December 31, 2023	1,198	$5.10	4.09	$14
Granted	—	—
Exercised	(12)	2.24
Canceled and expired	(11)	2.47
Balance as of December 31, 2024	1,175	$5.16	3.16	$—
Granted	—	—
Exercised	(339)	4.73
Canceled and expired	(1)	2.18
Balance as of December 31, 2025	835	$5.33	2.61	$9,194
Options exercisable as of December 31, 2025	835	$5.33	2.61	$9,194

The options outstanding and exercisable as of December 31, 2025 were in the following exercise price ranges (in thousands, except per share data):

				Options Vested and
	Options Outstanding as of			Exercisable as of
	December 31, 2025			December 31, 2025
			Weighted‑
		Weighted‑	average		Weighted‑
Range of		average	Remaining		Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$3.06 - $3.06	297	$3.06	3.85	297	$3.06
$5.21 - $5.21	156	$5.21	0.82	156	$5.21
$5.77 - $5.77	228	$5.77	2.85	228	$5.77
$7.95 - $7.95	30	$7.95	1.08	30	$7.95
$9.50 - $9.50	124	$9.50	1.82	124	$9.50
	835	$5.33	2.61	835	$5.33

There were 339,000, 12,000 and 4,000 options exercised in the years ended December 31, 2025, 2024 and 2023, respectively. The total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023, was $1.6 million, $29,000 and $7,000, respectively.

As of December 31, 2025, the unamortized compensation costs related to unvested stock options granted to employees under our 2015 and 2025 Plans were $0. We did not capitalize any stock-based compensation to inventory as of December 31, 2025 and 2024, as the amount was insignificant.

Restricted Stock Awards

A summary of activity related to restricted stock awards for the years ended December 31, 2025, 2024 and 2023 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2023	984	$5.55
Granted	692	$2.20
Vested	(446)	$5.25
Forfeited	(10)	$6.37
Non-vested as of December 31, 2023	1,220	$3.75
Granted	811	$2.40
Vested	(485)	$4.39
Forfeited	(5)	$2.99
Non-vested as of December 31, 2024	1,541	$2.84
Granted	1,233	$4.75
Vested	(957)	$2.77
Forfeited	(51)	$2.13
Non-vested as of December 31, 2025	1,766	$4.23

Total fair value of stock awards vested during the years ended December 31, 2025, 2024 and 2023 was $2.7 million, $2.1 million and $2.3 million, respectively. As of December 31, 2025, we had $6.9 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 1.86 years.

At-Risk, Performance Shares

In February 2022 and 2024 and March 2023, the Company issued at-risk, performance shares classified as equity awards. Expense is recognized quarterly on a straight-line method over the requisite service period, based on the probability of achieving the specified financial performance metric, with changes in expectations recognized as an adjustment to earnings in the period of change. Compensation cost is not recognized for at-risk, performance shares that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed. At-risk, performance shares are eligible to receive dividend equivalents under the Company's 2015 Equity Incentive Plan (the “Plan”), as determined by the Board of Directors. The Company will recognize forfeitures as they occur.

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

A summary of the status of our unvested at-risk, performance shares as of December 31, 2025 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2024	38	$15.37
Granted	301**	$2.28
Vested	(38)	$15.37
Forfeited	—	$—
Non-vested as of December 31, 2024	301	$2.28
Granted	294*	$2.23
Vested	(151)	$2.28
Forfeited	—	$—
Non-vested as of December 31, 2025	444	$2.25

*The number of share presented is based on achieving 195% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

**The number of share presented is based on achieving 200% of the targeted financial performance metric as defined in the at-risk, performance shares agreement

As of December 31, 2025, there was $0.4 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.6 years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance as of December 31, 2025 (in thousands, except per share data):

Options outstanding	835
Restricted stock awards outstanding	2,210
Stock available for future grant: 2025 Equity Incentive Plan	1,521
Total	4,566

Stock-based Compensation

We recorded $3.3 million, $3.1 million and $3.5 million of stock-based compensation in our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Year Ended
	December 31,
	2025	2024	2023
Cost of revenue	$289	$322	$414
Selling, general and administrative	2,341	2,295	2,502
Research and development	662	480	624
Net effect on net loss	$3,292	$3,097	$3,540
Shares used in computing basic net income (loss) per share	43,933	43,154	42,643
Shares used in computing diluted net income (loss) per share	43,933	43,154	42,643
Effect on basic net income (loss) per share	$0.07	$0.07	$0.08
Effect on diluted net income (loss) per share	$0.07	$0.07	$0.08

We estimate the fair value of stock options using a Black-Scholes option pricing model. There were no stock options granted during 2025, 2024 and 2023.

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

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our contributions to the Savings Plan were $178,000, $188,000 and $186,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the consolidated balance sheets, during 2025 and 2024 (in thousands):

	Year Ended
	December 31,
	2025	2024
Beginning accrued product warranty	$451	$703
Accruals for warranties issued	265	353
Adjustments related to pre-existing warranties including expirations and changes in estimates	61	(22)
Cost of warranty repair	(366)	(583)
Ending accrued product warranty	$411	$451

Note 12. Income Taxes

Consolidated loss before provision for income taxes was $21.5 million, $10.7 million and $19.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. We recorded a current and deferred tax provision of $1.7 million, $1.1 million, and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The components of the provision for income taxes are summarized below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$3	$(317)
State	7	18	41
Foreign	1,640	910	(62)
Total current	1,647	931	(338)
Deferred:
Federal	61	144	(9)
State	7	6	(7)
Foreign	(57)	53	514
Total deferred	11	203	498
Total provision for income taxes	$1,658	$1,134	$160

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	($ in thousands)	%
U.S. federal tax at statutory rate	$(4,524)	21.00%
State and local income tax, net of federal income tax effect *	14	(0.06)
Foreign Tax Effects
China
Statutory tax rate difference	1,068	(4.96)
Changes in valuation allowance	4,369	(20.28)
Prior year tax adjustment	580	(2.69)
Nontaxable or nondeductible items:
Enhanced research deduction	(1,470)	6.82
Other	(122)	0.56
Changes in valuation allowance	2,262	(10.50)
Nontaxable or nondeductible items:
Stock-based compensation	(604)	2.80
Other	85	(0.39)
Total tax expense	$1,658	(7.7)%

*	No state jurisdictions were individually material.

A reconciliation of the provision for income taxes at the federal statutory rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefits	(0.2)	1.6
Valuation allowance	(32.3)	(25.7)
Stock-based compensation	(2.4)	(1.7)
Foreign tax rate differential	(1.5)	6.1
Foreign tax incentives	1.9	0.1
Foreign income inclusion	—	—
Tax effect in equity method loss or gain from unconsolidated affiliates	2.8	0.4
Other	0.1	(2.6)
Effective tax rate	(10.6)%	(0.8)%

Net cash payments for income taxes, disaggregated by jurisdiction were as follows (in thousands):

Year Ended December 31,
2025
US Federal	$(689)
US State and local
AZ	(20)
NY	1
OR	12
Foreign:
China	1,282
Income taxes paid, net of amounts refunded	$586

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$21,911	$17,220
Accruals, reserves and other	6,446	4,542
Operating lease liability	209	268
Credit carryforwards	206	207
Gross deferred tax assets	28,772	22,237
Valuation allowance	(27,203)	(20,722)
Total deferred tax assets	1,569	1,515
Deferred tax liabilities:
Operating lease right-of-use assets	(200)	(261)
Total net deferred tax assets (included in other assets)	$1,369	$1,254

As of December 31, 2025 we have federal net operating loss (“NOL”) carryforwards of approximately $50.5 million, which will begin to expire in 2026. We have California net operating loss carryforwards of approximately $0.1 million as of December 31, 2025, which will begin to expire in 2040.

The deferred tax assets valuation allowance as of December 31, 2025 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, NOL carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. We also maintain full valuation allowances for certain foreign subsidiaries due to similar uncertainty regarding the realizability of their deferred tax assets. These factors include our history of losses related to domestic operations, and the lack of carryback capacity to realize deferred tax assets. These factors include our history of losses related to operations, and the lack of carryback capacity to realize deferred tax assets. AXT‑TM, our domestic subsidiary, along with certain foreign subsidiaries, maintains only a partial or no valuation allowance based on their respective assessments of realizability. The valuation allowance increased by $6.5 million and $3.3 million for the year ended December 31, 2025 and 2024, respectively.

The China Enterprise Income Tax Law (“EIT”) imposes a single uniform income tax rate of 25% on all Chinese enterprises. Our subsidiaries in China have qualified for a preferential 15% tax rate that is available for High and New Technology Enterprises (“HTE”). In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. We realized benefits from this 10% reduction in tax rate of $419,100, $348,000 and $47,000 for 2025, 2024 and 2023, respectively. As of December 31, 2025, the favorable tax rate is still valid for the Company and it will stay the same for next year if there is no change of the business nature. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

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

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership changes that might have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If there is a change of control, utilization of our NOL or tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Until a Section 382 study for the year-ended December 31, 2025 is completed and any limitation known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our NOL carryforwards and R&D credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no net impact to the consolidated balance sheets or statements of operations if an adjustment were required.

During fiscal year 2025 and 2024, the amount of gross unrecognized tax benefits was $1.1 million as of December 31, 2025 and 2024. The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. To date, such interest and penalties have not been material. All of the unrecognized tax benefit would impact the effective tax rate in future periods if recognized.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Year ended
	December 31,
	2025	2024	2023
Numerator:
Net loss attributable to AXT, Inc.	$(21,260)	$(11,624)	$(17,881)
Less: Preferred stock dividends	(177)	(177)	(177)
Net loss available to common stockholders	$(21,437)	$(11,801)	$(18,058)
Denominator:
Denominator for basic net loss per share - weighted-average common shares	43,933	43,154	42,643
Effect of dilutive securities:
Common stock options	—	—	—
Restricted stock awards	—	—	—
Denominator for dilutive net loss per common shares	43,933	43,154	42,643
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.49)	$(0.27)	$(0.42)
Diluted	$(0.49)	$(0.27)	$(0.42)

Options excluded from diluted net loss per share as the impact is anti-dilutive	834	1,175	1,198
Restricted stock excluded from diluted net loss per share as the impact is anti-dilutive	2,210	1,842	1,258

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	December 31,
	2025	2024	2023
Product Type:
Substrates	$58,900	$67,748	$47,466
Raw materials and others	29,426	31,613	28,329
Total	$88,326	$99,361	$75,795

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Year Ended
	December 31,
	2025	2024	2023
Geographical region:
China	$55,076	$56,119	$39,778
Taiwan	13,039	14,098	8,651
Japan	4,906	4,979	4,641
Asia Pacific (excluding China, Taiwan and Japan)	2,441	2,818	3,814
Europe (primarily Germany)	11,156	13,766	12,315
North America (primarily the United States)	1,708	7,581	6,596
Total	$88,326	$99,361	$75,795

Long- lived assets consist primarily of property, plant and equipment, and operating lease right-of-use assets are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of December 31,
	2025	2024
Long-lived assets by geographic region, net of depreciation:
North America	$1,040	$1,353
China	162,802	160,847
	$163,842	$162,200

Note 15. Other income (expense), net

The components of other income (expense), net are summarized below (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Foreign exchange gain (loss)	$(74)	$91	$169
Income from local China government subsidy	1,361	2,239	2,557
Other expense	(363)	(283)	(547)
	$924	$2,047	$2,179

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

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by an alleged shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, current directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant (together, “Defendants”). Defendants moved to dismiss on November 6, 2024, following which the plaintiff filed an amended complaint on November 20, 2024. The amended complaint asserts that the Defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. On November 27, 2024, Defendants again moved to dismiss. On March 17, 2025, the Court granted our motion to dismiss, holding that the plaintiff did not make a pre-suit demand on our Board of Directors and failed to plead with particularity facts sufficient to excuse the lack of a demand and also for failure to state a claim. On April 11, 2025, the plaintiff filed a notice that he did not intend to further amend his complaint. The Court entered judgment on April 14, 2025. On May 13, 2025, Plaintiffs appealed to the Court of Appeals for the Ninth Circuit, which the parties are currently briefing.

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

As of December 31, 2025, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2026	$666
2027	682
2028	665
2029	200
2030	—
Thereafter	—
Total minimum lease payments	2,213
Less: Interest	(193)
Present value of lease obligations	2,020
Less: Current portion, included in accrued liabilities	(579)
Long-term portion of lease obligations	$1,441

The weighted average remaining lease term and the weighted-average discount rate for our operating leases are as follows:

	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	3.29	4.27
Weighted-average discount rate	5.00%	5.02%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Year Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$641	$603

The components of lease expense are as follows (in thousands) within our consolidated statements of operations:

	Year Ended
	December 31,
	2025	2024
Operating lease	$644	$615
Short-term lease expense	142	170
Total	$786	$785

Royalty Agreement

In 2020, we and a competitor entered into a cross license and covenant agreement (the “Cross License Agreement”), which has a term that began on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period. For the years ended December 31, 2025 and 2024, the royalty expense under the Cross License Agreement was not considered material to our consolidated financial statements.

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

The components of the change in redeemable noncontrolling interests for the years ended December 31, 2025 and 2024 are presented in the following table (in thousands):

Balance as of January 1, 2024	$41,663
Equity issuance costs incurred	(992)
Stock-based compensation attributable to redeemable noncontrolling interests	34
Net income attributable to redeemable noncontrolling interests	(509)
Effect of foreign currency translation on redeemable noncontrolling interests	(1,311)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(308)
Balance as of December 31, 2024	38,577
Equity issuance costs incurred	(1,644)
Stock-based compensation attributable to redeemable noncontrolling interests	13
Net loss attributable to redeemable noncontrolling interests	(1,233)
Effect of foreign currency translation on redeemable noncontrolling interests	1,921
Effect of foreign currency translation attributable to redeemable noncontrolling interests	422
Balance as of December 31, 2025	$38,056

Note 18. Subsequent Events

In January 2026, the Company placed a deposit of $8.0 million to secure a PRC bank loan obtained by its subsidiary. The deposit serves as collateral for the borrowing and is classified as restricted cash.

Item 16. Form 10-K Summary

Not applicable.

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2025

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of Certificate of Incorporation
3.3(3)	Certificate of Amendment to the Restated Certificate of Incorporation
3.4(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock
3.5(5)	Second Amended and Restated By Laws
3.6(6)	Amended and Restated Section 5.1 of Article V of the Second Amended and Restated Bylaws of AXT, Inc.
3.7(7)	Certificate of Amendment to By Laws
4.1(8)	Description of Securities
10.1(9)*	Form of Indemnification Agreement for directors and officers
10.2(10)*	Amended and Restated Employment Offer Letter between the Company and Dr. Morris S. Young dated December 4, 2012
10.3(11)*	Employment Letter Agreement between the Company and Mr. Gary L. Fischer
10.4(12)*	2015 Equity Incentive Plan, as amended
10.5(13)*	Executive Incentive Plan
10.6(14)	Form of Capital Increase Agreement between Beijing Tongmei Xtal Technologies Co., Ltd. and certain investors
10.6(a)(15)	Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.8
10.7(16)	Form of First Supplemental Agreement between Beijing Tongmei Xtal Technology Co., Ltd. and certain investors
10.7(a)(17)	Schedule identifying agreements substantially identical to the form of First Supplemental Agreement filed as Exhibit 10.9
10.8(18)	Form of Second Supplemental Agreement between Beijing Tongmei Xtal Technology Co., Ltd. and certain investors
10.8(a)(19)	Schedule identifying agreements substantially identical to the form of Second Supplemental Agreement filed as Exhibit 10.13 hereto
10.9(20)	Letter of Commitment on Share Lock-up
10.10(21)	Letter of Commitment on the Shareholding Intention and Share Reduction Intention
10.11(22)	Letter of Commitment on Plan for Stabilizing Tongmei’s Stock Price within Three Years upon the Listing and the Restraint Measures
10.12(23)	Letter of Commitment on Share Repurchase for Fraudulent Listing
10.13(24)	Letter of Commitment on No False Records, Misleading Statements or Major Omissions in the Prospectus
10.14(25)	Letter of Commitment on Filling the Diluted Spot Return
10.15(26)	Letter of Commitment on Restraint Measures for Nonperformance of the Commitments
10.16(27)	Letter of Commitment on Avoiding Horizontal Competition
10.17(28)	Letter of Commitment on Regulating and Reducing Related Party Transactions
10.18(29)	Letter of Commitment on Avoiding Illegal Guarantees
10.19(30)	Statement and Letter of Commitment
10.20(31)	Special Commitment Letter for Disclosure of Shareholders’ Information and Verification of Retired Personnel of CSRC
10.21(32)*	2025 Equity Incentive Plan
10.22(33)	Form of Lock-Up Agreement
12.1	Computation of Ratio to Earnings to Fixed Charges
19.1(34)	Insider Trading Policy

21.1	List of Subsidiaries
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 †	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 †	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1(35)	Compensation Recovery Policy
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase. Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.
(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.
(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.
(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.
(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.
(8)	Incorporated by reference to exhibit 4.1 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(9)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on October 31, 2014.
(10)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 4, 2012.
(11)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 12, 2014.
(12)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on May 20, 2024.
(13)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on February 26, 2016.
(14)	Incorporated by reference to exhibit 10.8 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(15)	Incorporated by reference to exhibit 10.8(a) to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(16)	Incorporated by reference to exhibit 10.9 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(17)	Incorporated by reference to exhibit 10.9(a) to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(18)	Incorporated by reference to exhibit 10.10 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(19)	Incorporated by reference to exhibit 10.10(a) to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(20)	Incorporated by reference to exhibit 10.11 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(21)	Incorporated by reference to exhibit 10.12 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(22)	Incorporated by reference to exhibit 10.13 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(23)	Incorporated by reference to exhibit 10.14 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(24)	Incorporated by reference to exhibit 10.15 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(25)	Incorporated by reference to exhibit 10.16 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(26)	Incorporated by reference to exhibit 10.17 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(27)	Incorporated by reference to exhibit 10.18 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(28)	Incorporated by reference to exhibit 10.19 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(29)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(30)	Incorporated by reference to exhibit 10.21 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(31)	Incorporated by reference to exhibit 10.22 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(32)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on May 16, 2025.
(33)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 30, 2025.
(34)	Incorporated by reference to exhibit 19.1 to registrant’s Form 10-K filed with the SEC on March 14, 2025.
(35)	Incorporated by reference to exhibit 97.1 to registrant’s Form 10-K filed with the SEC on March 14, 2025.

*	Management contract or compensatory plan.

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

Date: March 17, 2026

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

Signature	Title	Date

/s/ MORRIS S. YOUNG	Chief Executive Officer and Chairman of the Board of Directors	March 17, 2026
Morris S. Young	(Principal Executive Officer)

/s/ GARY L. FISCHER	Chief Financial Officer and Corporate Secretary	March 17, 2026
Gary L. Fischer	(Principal Financial Officer and Principal Accounting Officer)

/s/ JESSE CHEN	Lead Independent Director	March 17, 2026
Jesse Chen

/s/ DAVID C. CHANG	Director	March 17, 2026
David C. Chang

/s/ Leonard LeBlanc	Director	March 17, 2026
Leonard LeBlanc