Form 10-Q
period 2026-03-31
AXT INC
filed 2026-05-14
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2026

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

As of May 4, 2026, 65,423,184 shares, $0.001 par value, of the registrant’s common stock were outstanding.

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$41,769	$120,266
Restricted cash	16,100	8,100
Short-term investments	65,375	—
Accounts receivable, net of allowances for credit losses of $164 and $164 as of March 31, 2026 and December 31, 2025	32,016	26,849
Inventories	90,168	81,651
Prepaid expenses and other current assets	8,347	9,690
Total current assets	253,775	246,556
Property, plant and equipment, net	164,622	161,860
Operating lease right-of-use assets	1,854	1,982
Other assets	24,347	23,353
Total assets	$444,598	$433,751
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,141	$12,947
Accrued liabilities	12,864	14,798
Short-term loans	68,871	62,796
Total current liabilities	97,876	90,541
Noncurrent operating lease liabilities	1,309	1,441
Other long-term liabilities	8,447	7,138
Total liabilities	107,632	99,120
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	38,516	38,056
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (Liquidation preference of $8,273 and $8,229 as of March 31, 2026 and December 31, 2025)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 55,579 and 55,237 shares issued and outstanding as of March 31, 2026 and December 31, 2025	56	55
Additional paid-in capital	342,434	339,922
Accumulated deficit	(66,544)	(64,924)
Accumulated other comprehensive loss	(4,604)	(5,295)
Total AXT, Inc. stockholders’ equity	274,874	273,290
Noncontrolling interests	23,576	23,285
Total stockholders’ equity	298,450	296,575
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$444,598	$433,751

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025

Revenue	$26,924	$19,356
Cost of revenue	18,946	20,597
Gross profit (loss)	7,978	(1,241)
Operating expenses:
Selling, general and administrative	6,551	5,916
Research and development	3,012	3,118
Total operating expenses	9,563	9,034
Loss from operations	(1,585)	(10,275)
Interest income (expense), net	101	(269)
Equity in income of unconsolidated joint ventures	353	248
Other income, net	76	354
Loss before provision for income taxes	(1,055)	(9,942)
Provision for income taxes	430	74
Net loss	(1,485)	(10,016)
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(135)	1,218
Net loss attributable to AXT, Inc.	$(1,620)	$(8,798)
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.03)	$(0.20)
Diluted	$(0.03)	$(0.20)
Weighted-average number of common shares outstanding:
Basic	53,319	43,554
Diluted	53,319	43,554

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2026	2025

Net loss	$(1,485)	$(10,016)
Other comprehensive income, net of tax:
Change in foreign currency translation income, net of tax	1,447	537
Change in unrealized gain on available-for-sale debt investments, net of tax	(469)	—
Total other comprehensive income, net of tax	978	537
Comprehensive loss	(507)	(9,479)
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(422)	1,112
Comprehensive loss attributable to AXT, Inc.	$(929)	$(8,367)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,485)	$(10,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,435	2,223
Amortization of marketable securities premium	44	—
Stock-based compensation	1,035	646
Gain on disposal of equipment	(20)	(3)
Equity in income of unconsolidated joint ventures	(353)	(248)
Deferred tax assets	97	(11)
Changes in operating assets and liabilities:
Accounts receivable	(4,860)	2,868
Inventories	(7,419)	5,015
Prepaid expenses and other current assets	(85)	4,534
Other assets	(512)	(3,122)
Accounts payable	2,993	(1,298)
Accrued liabilities	(1,742)	(2,956)
Other long-term liabilities	(1,812)	(978)
Net cash used in operating activities	(11,684)	(3,346)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,372)	(510)
Purchases of available-for-sale debt securities	(65,888)	—
Investments in non-marketable equity investments	—	(276)
Net cash used in investing activities	(67,260)	(786)
Cash flows from financing activities:
Proceeds from common stock options exercised	1,478	—
Proceeds from short-term bank loans	20,928	13,674
Payments on short-term bank loans	(16,566)	(9,250)
Proceeds from long-term loans	2,897	2,755
Payments on long-term loans	(743)	(297)
Net cash provided by financing activities	7,994	6,882
Effect of exchange rate changes on cash, restricted cash and cash equivalents	453	1,623
Net decrease in cash, restricted cash and cash equivalents	(70,497)	4,373
Cash, restricted cash and cash equivalents at the beginning of the year	128,366	33,811
Cash, restricted cash and cash equivalents at the end of the period	$57,869	$38,184
Supplemental disclosure of non-cash flow information:
Notes receivables paid to purchase fixed assets	$1,519	$1,165
Consideration payable in connection with construction in progress, included in accrued liabilities	$137	$—

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

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with U.S. GAAP. Such estimates and assumptions are based on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances. These estimates and assumptions may change as new events occur and additional information is obtained. Actual results could differ materially from those estimates.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2026.

The condensed consolidated financial statements include the accounts of AXT and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of March 31, 2026 and December 31, 2025, we have three companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

There have been no material changes to the Company’s basis of consolidation, significant accounting policies, or the composition of its consolidated subsidiaries and equity method investments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2. Investments and Fair Value Measurements

Our investments consist of instruments with original maturities of more than three months. As of March 31, 2026 and December 31, 2025, our cash and debt investments are classified as follows (in thousands):

	March 31, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash, restricted cash and cash equivalents	$57,869	$—	$—	$57,869	$128,366	$—	$—	$128,366
Investments (available-for-sale):
Certificates of deposit [1]	7,880		(26)	7,854	—	—	—	—
Corporate bonds	57,964	2	(445)	57,521	—	—	—	—
Corporate equity securities					—	—	—	—
Total cash, restricted cash, cash equivalents and investments	$123,713	$2	$(471)	$123,244	$128,366	$—	$—	$128,366
Contractual maturities on investments:
Due within 1 year [2]	$5,040			$5,030	$—			$—
Due after 1 through 5 years [2]	60,804			60,345	—			—
	$65,844			$65,375	$—			$—

1.	Certificates of deposit with original maturities of more than three months.
2.	Classified as “Short-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Short-term investments are classified as current assets based on their contractual maturities or the Company's ability and intent to liquidate the investments within the next twelve months to fund the expansion of its production capacity.

The following table summarizes the fair value and gross unrealized losses that do not have an allowance for credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2026 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2026	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$7,854	$(26)	$—	$—	$7,854	$(26)
Corporate bonds	52,117	(445)	—	—	52,117	(445)
Total in loss position	$59,971	$(471)	$—	$—	$59,971	$(471)

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash balance. As of March 31, 2026 and December 31, 2025, $16.1 million and $8.1 million were included in restricted cash in our condensed consolidated balance sheets, respectively. The increase in restricted cash was primarily attributable to additional deposits pledged as collateral in connection with borrowings by the Company’s subsidiaries from PRC banks.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method, included in “Other assets” in the condensed consolidated balance sheets, totaled $15.5 million and $15.0 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, there were three companies accounted for under the equity method. There were no impairment charges for these investments during the three months ended March 31, 2026 and 2025.

Fair Value Measurements

We invest primarily in certificates of deposits, corporate bonds and notes, government securities and money market accounts. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of March 31, 2026 and December 31, 2025, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. ASC 820, Fair Value Measurements and Disclosures, establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily- available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of March 31, 2026, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended March 31, 2026. There have been no transfers between fair value measurements levels during the three months ended March 31, 2026.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three months ended March 31, 2026 and 2025, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2026	2025
Inventories:
Raw materials	$25,975	$24,105
Work in process	60,027	53,665
Finished goods	4,166	3,881
	$90,168	$81,651

As of March 31, 2026 and December 31, 2025, carrying values of inventories were net of inventory reserves of $29.8 million and $28.4 million, respectively, for excess and obsolete inventory and $71,000 and $180,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	March 31,	December 31,
	2026	2025
Property, plant and equipment:
Machinery and equipment, at cost	$71,379	$69,909
Less: accumulated depreciation and amortization	(48,174)	(47,028)
Building, at cost	147,944	145,952
Less: accumulated depreciation and amortization	(33,050)	(31,577)
Leasehold improvements, at cost	8,262	8,112
Less: accumulated depreciation and amortization	(7,162)	(6,981)
Construction in progress	25,423	23,473
	$164,622	$161,860

As of March 31, 2026, the balance of construction in progress was $25.4 million, of which $18.7 million was related to our buildings in our new Dingxing and Kazuo locations, $1.4 million was for manufacturing equipment purchases not yet placed in service and $5.3 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2025, the balance of construction in progress was $23.5 million, of which $18.3 million was related to our buildings in our Dingxing and Kazuo locations, $1.3 million was for manufacturing equipment purchases not yet placed in service and $3.8 million was for our construction in progress for our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2026	2025
Accrued compensation and related charges	$3,550	$5,090
Preferred stock dividends payable	2,901	2,901
Payable in connection with construction in progress	1,379	1,676
Advances from customers	894	103
Accrued income taxes	761	841
Current portion of operating lease liabilities	593	579
Accrued professional services	467	1,023
Other tax payable	464	494
Accrued product warranty	439	411
Other personnel-related costs	289	276
Accrual for sales returns	48	48
Other accrued liabilities	1,079	1,356
	$12,864	$14,798

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

As of March 31, 2026, the investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership
Company	2026	2025	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	3,122	3,122	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$14,211	$14,211

Beijing JiYa Semiconductor Material Co., Ltd.	$4,669	$4,428	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	6,073	5,827	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	4,722	4,713	Equity	***** 40%
	$15,464	$14,968

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and their subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of March 31, 2026, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $15.5 million and $15.0 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, our ownership interests in ChaoYang KaiMei, JiYa, and Xiaoyi XingAn Gallium Co., Ltd (“Xiaoyi XingAn”) were 40%, 39%, and 25%, respectively. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity investment entities had the following summarized statements of operations information (in thousands) for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Net revenue	$9,174	$8,658
Gross profit	$2,156	$1,944
Operating income	$1,399	$1,282
Net income	$1,247	$971

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $0.4 million and $0.2 million, respectively, for the three months ended March 31, 2026 and 2025.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three months ended March 31, 2026 are as follows:

					Accumulated
			Additional		Other	AXT, Inc.		Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2025	$3,532	$55	$339,922	$(64,924)	$(5,295)	$273,290	$23,285	$296,575
Common stock options exercised	—	1	1,477	—	—	1,478	—	1,478
Stock-based compensation	—	—	1,035	—	—	1,035	—	1,035
Net loss	—	—	—	(1,620)	—	(1,620)	148	(1,472)
Other comprehensive loss	—	—	—	—	691	691	143	834
Balance as of March 31, 2026	$3,532	$56	$342,434	$(66,544)	$(4,604)	$274,874	$23,576	$298,450

Net loss and other comprehensive loss attributable to redeemable noncontrolling interests were $13,000 and $144,000, respectively, for the three months ended March 31, 2026, and are not shown in the table above.

The changes in stockholders’ equity by component for the three months ended March 31, 2025 are as follows:

					Accumulated
			Additional		Other	AXT, Inc.		Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2024	$3,532	$45	$241,514	$(43,664)	$(8,657)	$192,770	$23,561	$216,331
Noncontrolling interest portion of Tongmei stock-based compensation	—	1	(13)	—	—	(12)	6	(6)
Stock-based compensation	—	—	563	—	—	563	—	563
Tongmei stock-based compensation	—	—	83	—	—	83	—	83
Net loss	—	—	—	(8,798)	—	(8,798)	(610)	(9,408)
Other comprehensive income	—	—	—	—	431	431	53	484
Balance as of March 31, 2025	$3,532	$46	$242,147	$(52,462)	$(8,226)	$185,037	$23,010	$208,047

Net loss and other comprehensive loss attributable to redeemable noncontrolling interests were $608,000 and $53,000, respectively, for the three months ended March 31, 2025 and are not shown in the table above.

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2025, 2024 and 2023 under this program. During the three months ended March 31, 2026, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2026, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In the quarter ended March 31, 2026 and 2025, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year-to-date dividends on the Series A preferred stock when calculating our earnings per share.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Cost of revenue	$65	$63
Selling, general and administrative	803	472
Research and development	167	111
Net effect on net loss	$1,035	$646

We did not capitalize any stock-based compensation to inventory as of March 31, 2026 and December 31, 2025 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. There were no options granted in the three months ended March 31, 2026 and 2025.

The following table summarizes the stock option transactions during the three months ended March 31, 2026 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2026	835	$5.33	2.61	$9,194
Granted	—	—
Exercised	(276)	5.38
Canceled and expired	—	—
Balance as of March 31, 2026	559	$5.31	2.47	$28,888
Options exercisable as of March 31, 2026	559	$5.31	2.47	$28,888

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $56.98 on March 31, 2026, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2026 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2026	1,766	$4.23
Granted	4	$23.54
Vested	(124)	$2.56
Forfeited	(38)	$2.45
Non-vested as of March 31, 2026	1,608	$4.46

As of March 31, 2026, the unamortized compensation costs related to unvested restricted stock awards was approximately $6.0 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years.

At-Risk, Performance Shares

In February 2025, the Company issued at-risk, performance shares classified as equity awards. Expense is recognized quarterly on a straight-line method over the requisite service period, based on the probability of achieving the specified financial performance metric, with changes in expectations recognized as an adjustment to earnings in the period of change. Compensation cost is not recognized for at-risk, performance shares that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed. At-risk, performance shares are eligible to receive dividend equivalents under the Company’s 2015 Equity Incentive Plan (the “Plan”), as determined by the Board of Directors. The Company will recognize forfeitures as they occur.

The Company’s at-risk, performance shares are classified as equity and contain performance and service conditions that must be satisfied for an employee to receive the shares. The financial performance metric for the at-risk, performance shares issued in February 2025 is based upon the Company’s year-end actual results in 2025. All performance shares, if earned, are still subject to annual vesting over a four-year period, except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the year 2024 and 2025, respectively.

The fair value of the at-risk, performance shares is determined based on the closing price of the Company’s common stock on the first day after the public issuance of the Company’s earnings release for the most recent fiscal quarter, following the Compensation Committee and Board of Directors approval, which is considered the grant date. The fair value per share of the at-risk, performance shares classified as equity awards granted in February 2025 and February 2024 was $2.23 and $2.28, respectively.

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

On February 18, 2025, the Compensation Committee recommended, and the Board approved, the grant to Dr. Morris Young of 223,590 at-risk, performance shares under the Plan. On February 18, 2025, the Compensation Committee approved the grant to Gary Fischer of 77,600 at-risk, performance shares under the Plan. If the minimum financial metric for fiscal year 2025 is achieved, then based upon a performance formula, a corresponding portion of the 223,590 shares issued to Dr. Young would be eligible to vest and a corresponding portion of the 77,600 shares issued to Mr. Fischer would be eligible to vest. If the target financial metric is exceeded, then additional shares above the target number of shares are earned based on such performance formula and the maximum number of additional shares earned is capped at 100% of the target. If the minimum financial metric for fiscal year 2025 is not achieved, then these awards are forfeited. On February 18, 2026, the Compensation Committee met and certified that the year-over-year annual revenue growth rate achieved for fiscal year 2025, expressed as a percentage, was 195.15%.

A summary of the status of our unvested at-risk, performance shares as of March 31, 2026 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2026	444	$2.25
Granted	—	$—
Vested	(73)	$2.23
Forfeited	—	$—
Non-vested as of March 31, 2026	371	$2.25

As of March 31, 2026, there was $0.4 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.4 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss attributable to AXT, Inc.	$(1,620)	$(8,798)
Less: Preferred stock dividends	(44)	(44)
Net loss available to common stockholders	$(1,664)	$(8,842)
Denominator:
Denominator for basic net loss per share - weighted-average common shares	53,319	43,554
Effect of dilutive securities:
Common stock options	—	—
Restricted stock awards	—	—
Denominator for dilutive net loss per common shares	53,319	43,554
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.03)	$(0.20)
Diluted	$(0.03)	$(0.20)

Options excluded from diluted net loss per share as the impact is anti-dilutive	559	1,175
Restricted stock excluded from diluted net loss per share as the impact is anti-dilutive	1,979	2,006

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2026 and December 31, 2025, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended
	March 31,
	2026	2025
Product Type:
Substrates	$19,281	$11,082
Raw Materials and Other	7,643	8,274
Total	$26,924	$19,356

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2026	2025
Geographical region:
China	$16,565	$13,426
Taiwan	699	1,221
Japan	1,546	718
Asia Pacific (excluding China, Taiwan and Japan)	2,183	781
Europe (primarily Germany)	5,724	2,101
North America (primarily the United States)	207	1,109
Total	$26,924	$19,356

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Long-lived assets by geographic region, net of depreciation:
North America	$965	$1,040
China	165,511	162,802
	$166,476	$163,842

Significant Customers

No customer represented 10% of our revenue for the three months ended  March 31, 2026 and 2025. Our top five customers, although not the same five customers for each period, represented 32% and 36% of our revenue for the three months ended March 31, 2026 and 2025, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for more than 10% of our accounts receivable balance as of March 31, 2026 and  December 31, 2025.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Beginning accrued product warranty	$411	$451
Accruals for warranties issued	49	21
Adjustments related to pre-existing warranties including expirations and changes in estimates	38	24
Cost of warranty repair	(59)	(93)
Ending accrued product warranty	$439	$403

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of March 31, 2026, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

On May 6, 2024, a putative shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities, against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The court transferred the case to the Northern District of California, where our headquarters are located. A lead plaintiff was appointed and an amended complaint was filed. The amended complaint asserts a putative class period from March 24, 2021 and April 3, 2024, inclusive (the “Class Period”). The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and seeks unspecified monetary relief, interest, and attorneys’ fees. Defendants’ motion to dismiss is fully briefed and pending before the Court.

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

Note 13. Other Income, Net

Other income, net for the three months ended March 31, 2026 and 2025, includes a grant of $0.2 million and $0.3 million, respectively, from government agencies as awards for technological innovation and job creation.

In addition, we incurred a foreign currency transaction exchange loss of $174,000 and a gain of $41,000 for the three months ended March 31, 2026 and 2025, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three months ended March 31, 2026 includes no interest and penalties. As of March 31, 2026, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three months ended March 31, 2026 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of March 31, 2026. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Contract liabilities	$894	$103

During the three months ended March 31, 2026, the Company recognized $16,000 of revenue that was included in the contract balances as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized $1.5 million of revenue that was included in the contract balances as of December 31, 2024.

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

Note 16. Loans and Line of Credit

Short-term Loans

Our bank loans and credit facilities are primarily entered into by our subsidiaries with various PRC banks and generally have original maturities of 12 months or less. These borrowings are classified as “Short-term loans” in our condensed consolidated balance sheets.

As of March 31, 2026, the outstanding balance of short-term loans was $63.8 million, with interest rates ranging from 2.0% to 3.8%. Of this amount, $45.2 million was unsecured, $10.7 million was secured by the time deposit of the Company, and $7.9 million was secured by real estate properties owned by certain subsidiaries. As of December 31, 2025, the outstanding balance of short-term loans was $58.6 million, with interest rates ranging from 2.2% to 3.9%. Of this amount, $43.0 million was unsecured, $7.4 million was secured by the time deposit of the Company, and $8.2 million was secured by real estate properties owned by certain subsidiaries. Time deposit pledged as collateral is classified as restricted cash and presented separately in the condensed consolidated balance sheets.

Long-term Loans

On January 30, 2024, one of our consolidated subsidiaries secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by the subsidiary. In January 2024, the subsidiary borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction projects. As of March 31, 2026, $4.4 million is included in “Other long-term liabilities” and $0.9 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In December 2023 and February 2026, two of our consolidated subsidiaries entered into financing arrangements with unrelated financing companies, receiving proceeds of approximately $2.1 million and $2.9 million, respectively. According to the agreements, the subsidiaries temporarily transferred ownership of its production lines and related equipment to the financing companies, while retaining the right to use the properties in their operations. The arrangements have terms of 30 months and 36 months, respectively, and provide the subsidiaries with options to repurchase the production lines and related equipment at the end of the respective terms for nominal consideration of approximately $14.00 per arrangement. As of March 31, 2026, $1.9 million is included in “Other long-term liabilities” and $1.3 million is included in “Short-term loans” in our condensed consolidated balance sheets.

 In February 2025, one of our consolidated subsidiaries secured a fourteen-month unsecured bank loan totaling $2.7 million at an interest rate of 3.2%. As of March 31, 2026, the full amount is included in “Short-term loans” in our condensed consolidated balance sheets.

 In September and November 2025, one of our consolidated subsidiaries entered into a four-year bank loan totaling $0.7 million at an interest rate of 3.1%. The loan is secured by the real estate properties owned by one of our consolidated subsidiaries. As of March 31, 2026, $0.5 million is included in “Other long-term liabilities” and $0.2 million is included in “Short-term loans” in our condensed consolidated balance sheets.

As of March 31, 2026, the maturities of our long-term loan liabilities in five years (including current portion) are as follows (in thousands):

Maturity of long-term loans
2026 (remaining 9 months)	$4,372
2027	2,160
2028	2,449
2029	2,873
2030	—

In summary, short-term loans of $68.9 million included under “Short-term loans” in our condensed consolidated balance sheet at March 31, 2026, consisted of $63.8 million of short-term bank loans and $5.1 million of the current portion of long-term debt. Long-term loan of $6.8 million included under “Other long-term liabilities” in our condensed consolidated balance sheet at March 31, 2026. These borrowings are subject to customary lending arrangements. As of March 31, 2026, the Company was in compliance with all applicable covenants.

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

As of March 31, 2026, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2026	$503
2027	686
2028	669
2029	203
2030	—
Thereafter	—
Total minimum lease payments	2,061
Less: Interest	(159)
Present value of lease obligations	1,902
Less: Current portion, included in accrued liabilities	(593)
Long-term portion of lease obligations	$1,309

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	3.04	3.29
Weighted-average discount rate	4.99%	5.00%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$156	$149

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2026	2025
Operating lease	$167	$160
Short-term lease expense	29	49
Total	$196	$209

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

The components of the change in redeemable noncontrolling interests for the three months ended March 31, 2026 are presented in the following table (in thousands):

Balance as of January 1, 2026	$38,056
Equity issuance costs incurred	(286)
Stock-based compensation attributable to redeemable noncontrolling interests	—
Net loss attributable to redeemable noncontrolling interests	(13)
Effect of foreign currency translation on redeemable noncontrolling interests	615
Effect of foreign currency translation attributable to redeemable noncontrolling interests	144
Balance as of March 31, 2026	$38,516

Note 19. Recent Accounting Pronouncements

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

Note 20. Subsequent Events

On April 21, 2026, AXT entered into an underwriting agreement (the “Underwriting Agreement”) with Northland Securities, Inc., as representative of the underwriters named therein (the “Underwriters”) related to the offer and sale of 8,560,311 shares of Common Stock at a price to the public of $64.25 per share. Pursuant to the Underwriting Agreement, AXT also granted the Underwriters a 30-day option to purchase up to 1,284,046 additional shares of common stock which was exercised in full by the Underwriters on April 22, 2026. AXT received total gross proceeds of approximately $632.5 million, before deducting the underwriting discounts and commissions and other offering expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q of AXT, Inc., a Delaware corporation (“AXT”, “the Company”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements relating to our expectations regarding the receipt of export permits for our indium phosphide substrates, results of operations, market and customer demand for our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, including the use of InP wafer substrates in artificial intelligence (“AI”) applications, the development and adoption of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, ramping production at our new sites, potential severance costs with respect to any reduction in our work force, our ability to have new customers qualify substrates from our new manufacturing locations in China, our ability to utilize or increase our manufacturing capacity, to enable our industry to meet future demands and needs for our indium phosphide wafer substrates, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements. Additionally, statements regarding completing steps in connection with the proposed listing of shares of our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), being accepted to list shares of Tongmei on the STAR Market, the timing and completion of such listing of shares of Tongmei on the STAR Market are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” and similar expressions and variations thereof are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements in this Quarterly Report on Form 10-Q, and include statements regarding the intent, belief or current expectations of our management that are subject to known and unknown risks, uncertainties and assumptions which could cause actual results to differ materially from those expressed or implied in the forward-looking statement. Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, geopolitical tensions, export restrictions in China, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the Company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this Quarterly Report on Form 10-Q. These uncertainties and factors include, but are not limited to: the receipt of export permits to export indium phosphide wafers from China, as well as our other wafer products, and the timing of such export permit approvals, the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and the listing of shares of Tongmei on the STAR Market, continued open access to companies to list shares on the STAR Market, investor enthusiasm for new listings of shares on the STAR Market and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China; outbreaks of a contagious disease; tariffs and other trade war issues; export restrictions in China; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Quarterly Report on Form 10-Q, including those set forth under the section entitled “Risk Factors” in Part II, Item 1A below. All forward-looking statements are based upon management’s views as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Part II, Item 1A below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. We undertake no obligation to revise or update any forward‑looking statements in order to reflect any development, event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) and the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

AXT is a worldwide materials science company that develops and produces high-performance compound and single element semiconductor substrate wafers and certain raw materials integral to these substrates. Two of our consolidated subsidiaries produce and sell certain raw materials some of which are used in our substrate manufacturing process and some of which are sold to other companies.

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

In 2015, the Beijing city government announced its decision to move most of its offices to the Tongzhou district where our original manufacturing facility is currently located. The Beijing city government has moved thousands of government employees into this district. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. A large park, named Green Heart City Park, was built across the street from our facility and Universal Studios has developed an amusement park within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including Tongmei, to relocate all or some of their manufacturing lines. We were instructed to relocate our gallium arsenide manufacturing lines. For reasons of manufacturing efficiency, we elected to also move part of our germanium manufacturing line. Our indium phosphide manufacturing line, as well as various administrative and sales functions, remain primarily at our original site in Beijing.

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

The following organization chart depicts the consolidated structure as of March 31, 2026:

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

On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product families manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. InP export permits represent the most significant challenge we currently face. The portal to apply for exports of indium phosphide from China opened in March 2025 and we immediately began to submit our applications. On June 11, 2025, Tongmei was informed that it had satisfied the applicable requirements for a permit to export indium phosphide and received its initial export permits from the Ministry of Commerce of the People’s Republic of China to resume shipping indium phosphide substrates to certain customers in Europe and Japan. While we continue to receive permits, we have a backlog of orders for which we have not yet received permits and as of the date of this report we still cannot predict when a permit application will be reviewed and approved. The fluidity of the export permit requirements and ongoing lack of surety creates anxiety for us and for our customers. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. However, the timing for receiving permits remains uncertain, unclear and beyond our control. We are actively monitoring and following up on the status of our applications. Obtaining export permits on a timely basis may result in a mismatch between our receipt of purchase orders for indium phosphide substrates and the recognition of revenue under U.S. GAAP and this may have a material adverse effect on our business, financial condition, and results of operations.

On December 27, 2025, the Standing Committee of the National People’s Congress of China (“NPC”) enacted substantial revisions to the Foreign Trade Law of the People’s Republic of China, effective March 1, 2026 (the “Foreign Trade Law”). The revisions to the Foreign Trade Law provide, among other things, enhanced power vested in governmental agencies to prohibit or restrict the import or export of goods and technologies for a variety of reasons set forth in Article 18 of the Foreign Trade Law, including, but not limited to, (i) safeguarding national security, (ii) where there is a domestic shortage of supply or to protect potentially depleted natural resources, (iii) in order to establish or accelerate the establishment of specific domestic industries, and (iv) other circumstances where it is necessary to prohibit or restrict the import or export of relevant goods or technologies, or take other necessary measures. The revisions also include a chapter on intellectual property introducing new trade sanctions for the infringement of intellectual property rights when such infringement endangers the order of foreign trade and targets specific licensing practices that prohibit the challenge of a license’s validity or portfolio licensing bundling. The specific prohibitions and restrictions on the import and export of goods and technologies are delegated to the Ministry of Commerce of the People’s Republic of China, among other agencies. We do not believe that the revisions will have any additional material adverse effects on our wafer substrate products beyond the current restrictions and licensing requirements. However, with the Foreign Trade Law’s enhanced power over import and export prohibitions and restrictions, no assurances can be given that additional restrictions will not be imposed in the future.

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

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We licensed to our PRC subsidiaries intellectual property and received from our PRC subsidiaries royalty payments or one-time fees. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. In the past, we sold to our PRC subsidiaries capital equipment that we purchased at the request of our PRC subsidiaries and for which we were reimbursed by the applicable PRC subsidiary. In recent years, Tongmei purchases capital equipment from suppliers in Taiwan, Japan, China, Europe or South Korea. Third, our PRC subsidiaries and PRC joint ventures pay dividends to entities within the Company’s corporate structure. For the three months ended March 31, 2026, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $0 million. For the year ended December 31, 2025, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $0.9 million. For the year ended December 31, 2025, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0. All of these distributions were paid to our PRC subsidiaries and the minority shareholders. For the three months ended March 31, 2026 and the year ended December 31, 2025, no transfers, dividends, or distributions were made between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute earnings to our investors under our corporate structure.

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

In accordance with ASC Topic 326, Financial Instruments – Credit Losses current expected credit loss impairment model, we exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of March 31, 2026 and December 31, 2025, our accounts receivable, net balance was $32.0 million and $26.8 million, respectively, which was net of an allowance of $164,000 and $164,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2026 and December 31, 2025, accrued product warranties totaled $439,000 and $411,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2026 and December 31, 2025, we had an inventory reserve of $29.8 million and $28.4 million, respectively, for excess and obsolete inventory and $71,000 and $180,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated PRC joint venture companies are classified as other assets and accounted for under the equity method. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, fundamental changes to the business prospects of the company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of March 31, 2026, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three months ended March 31, 2026 and 2025.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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

Previously, as of August 1, 2023, Tongmei was required to secure permits from the applicable Chinese authorities to export gallium arsenide and germanium substrates. Materials that could be used in military applications, specifically including weapons of mass destruction, are the primary focus. We have little or no germanium imports into the U.S. and historically a relatively small value of imports of gallium arsenide wafers into the U.S. Our primary revenue generator derived from imports into the U.S. is indium phosphide substrates. In 2024, approximately 8% of our revenue was generated by sales to customers in the U.S. On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product families manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. The portal to apply for exports of indium phosphide from China opened in March 2025 and we immediately began to submit our applications. On June 11, Tongmei was informed that it had satisfied the applicable requirements for a permit to export indium phosphide and has received its initial export permits from the Ministry of Commerce of the People’s Republic of China to resume shipping indium phosphide substrates to certain customers in Europe and Japan. While we continue to receive permits, we have a backlog of orders for which we have not yet received permits and as of the date of this report we still cannot predict when a permit application will be reviewed and approved. On December 27, 2025 China’s National People’s Congress enacted substantial revisions to the Foreign Trade Law of the People’s Republic of China, effective March 1, 2026 (the “Foreign Trade Law”). The revisions to the Foreign Trade Law provide, among other things, enhanced power vested in governmental agencies to prohibit or restrict the import or export of goods and technologies for a variety of reasons set forth in Article 18 of the Foreign Trade Law, including, but not limited to, (i) safeguarding national security, (ii) where there is a domestic shortage of supply or to protect potentially depleted natural resources, (iii) in order to establish or accelerate the establishment of specific domestic industries, and (iv) other circumstances where it is necessary to prohibit or restrict the import or export of relevant goods or technologies, or take other necessary measures. The revisions also include a chapter on intellectual property introducing new trade sanctions for the infringement of intellectual property rights when such infringement endangers the order of foreign trade and targets specific licensing practices that prohibit the challenge of a license’s validity or portfolio licensing bundling. The specific prohibitions and restrictions on the import and export of goods and technologies are delegated to the Ministry of Commerce of the People’s Republic of China, among other agencies. We do not believe that the revisions will have any additional material adverse effects on our wafer substrate products beyond the current restrictions and licensing requirement. However, with the Foreign Trade Law’s enhanced power over import and export prohibitions and restrictions, no assurances can be given that additional restrictions will not be imposed in the future. The fluidity of the export permit requirements and ongoing lack of surety creates anxiety for us and for our customers. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. However, the timing for when permits will be granted remains uncertain, unclear and beyond our control. We are unable to estimate when we will receive the necessary export permits to resume shipping our indium phosphide substrates to the U.S. We are actively monitoring and following-up on the status of our applications.

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

On July 29, 2025, we appointed Mr. Leonard J. LeBlanc as a non-independent member of its Board in reliance on the limited exception provided under the Nasdaq Listing Rules. On January 26, 2026, the Board re-evaluated Mr. LeBlanc’s independence under the Nasdaq Listing Rules, and determined that Mr. LeBlanc is now independent under the Nasdaq Listing Rules. The Board previously determined that Mr. LeBlanc met all independence requirements for a member of the audit committee under Rule 10A-3 of the Securities and Exchange Act of 1934, as amended, and the other independence requirements under the Nasdaq Listing Rules. Upon the Board’s determination that Mr. LeBlanc is now independent under the Nasdaq Listing Rules, the Company’s Audit Committee will consist of three independent directors as required by Nasdaq Listing Rule 5605(c)(2)(A). On January 30, 2026, we received notification from the Nasdaq Listing Qualifications Department that we have regained compliance with Nasdaq Listing Rule 5605(c)(2).

Effective upon Mr. LeBlanc’s determination as an independent director by the Board, Mr. Chen stepped down as Chair of the Audit Committee and the Board appointed Mr. LeBlanc as Chair of the Audit Committee. Mr. Chen will remain a member of the Audit Committee. The Board has determined that Mr. LeBlanc is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Recent Financing

On April 21, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with Northland Securities, Inc., as representative of the underwriters named therein (the “Underwriters”) related to the offer and sale of shares of the Company’s common stock (the “Offering”). The Underwriting Agreement provides for the offer and sale by the Company, and the purchase by the Underwriters, of 8,560,311 shares of the Company’s common stock (the “Base Shares”) at a price to the public of $64.25 per share. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,284,046 additional shares of common stock at the public offering price, which was exercised in full on April 22, 2026. The Company received total gross proceeds of approximately $632.5 million, before deducting the underwriting discounts and commissions and other offering expenses.

Results of Operations

Revenue

	Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)	% Change
Product Type:	($ in thousands)
Substrates	$19,281	$11,082	$8,199	74.0%
Raw materials and other	7,643	8,274	(631)	(7.6)%
Total revenue	$26,924	$19,356	$7,568	39.1%

Revenue increased $7.6 million, or 39.1%, to $26.9 million for the three months ended March 31, 2026 from $19.4 million for the three months ended March 31, 2025. The substrate revenue increase for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily the result of higher demand for InP wafer substrates used for data center applications and in passive optical networks, as a result of additional export approvals granted by the China government. Raw materials sales decreased $0.6 million, or 7.6%, to $7.6 million for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in raw materials revenue for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily the result of a decrease in sales of refined gallium resulting from weaker market demand, partially offset by increased sales of pBN crucibles resulting from stronger market demand.

Revenue by Geographic Region

	Three Months Ended		2025 to 2026
	March 31,		Increase
	2026	2025	(Decrease)	% Change
	($ in thousands)
China	$16,565	$13,426	$3,139	23.4%
% of total revenue	61%	69%
Taiwan	699	1,221	(522)	(42.8)%
% of total revenue	3%	6%
Japan	1,546	718	828	115.3%
% of total revenue	6%	4%
Asia Pacific (excluding China, Taiwan and Japan)	2,183	781	1,402	179.5%
% of total revenue	8%	4%
Europe (primarily Germany)	5,724	2,101	3,623	172.4%
% of total revenue	21%	11%
North America (primarily the United States)	207	1,109	(902)	(81.3)%
% of total revenue	1%	6%
Total revenue	$26,924	$19,356	$7,568	39.1%

Revenue in China increased $3.1 million for the three months ended March 31, 2026, primarily due to higher demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our GaAs and Ge wafer substrates and refined gallium sold by one of our consolidated subsidiaries. Revenue in Taiwan decreased $0.5 million, primarily due to reduced export approvals granted by the China government. Revenue in Japan increased $0.8 million, primarily due to additional export approvals granted by the China government for our GaAs and InP wafer substrates. Revenue in Asia Pacific increased $1.4 million, primarily due to higher demand for our InP wafer substrates, partially offset by lower demand for our GaAs wafer substrates. Revenue in Europe increased $3.6 million, primarily due to additional export approvals granted by the China government. Revenue in North America decreased $0.9 million, primarily due to the impact of China export restrictions on our InP and GaAs wafer substrates and lower demand for pBN crucibles sold by one of our consolidated subsidiaries.

Gross Profit

	Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)	% Change
	($ in thousands)
Gross profit (loss)	$7,978	$(1,241)	$9,219	742.9%
Gross Profit %	29.6%	(6.4)%

Gross profit increased 9.2 million, or 742.9%, to a profit of $8.0 million for the three months ended March 31, 2026 from a loss of $1.2 million for the three months ended March 31, 2025. The increase in gross profit is attributed to higher revenue resulting in fixed costs being spread over more units and a favorable change in product mix.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$6,551	$5,916	$635	10.7%
% of total revenue	24.3%	30.6%

Selling, general and administrative expenses increased $635,000, or 10.7%, to $6.6 million for the three months ended March 31, 2026 from $5.9 million for the three months ended March 31, 2025. The higher selling, general and administrative expenses were primarily from an increase in compensation related costs, travel related costs and legal expenses, partially offset by a decrease in license, tax and registration fees.

Research and Development

	Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)	% Change
	($ in thousands)
Research and development	$3,012	$3,118	$(106)	(3.4)%
% of total revenue	11.2%	16.1%

Research and development expenses decreased $0.1 million, or 3.4%, to $3.0 million for the three months ended March 31, 2026 from $3.1 million for the three months ended March 31, 2025. The decrease in research and development expenses for the three months ended March 31, 2026 was primarily due to a decrease in compensation related costs, partially offset by the increased use of certain materials for new product development.

Interest Expense, Net

	Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)	% Change
	($ in thousands)
Interest income (expense), net	$101	$(269)	$370	137.5%
% of total revenue	0.4%	(1.4)%

Interest income (expense), net increased $370,000, or 137.5%, to an income of $101,000 for the three months ended March 31, 2026 from an expense of $269,000 for the three months ended March 31, 2025. The increase was primarily due to higher interest income resulting from proceeds from our secondary public offering in the gross amount of $100 million in December 2025.

Equity in Income of Unconsolidated Joint Venture Companies

	Three Months Ended
	March 31,
	2026	2025	Change	% Change
	($ in thousands)
Equity in income of unconsolidated joint ventures	$353	$248	$105	42.3%
% of total revenue	1.3%	1.3%

The equity in income of unconsolidated joint ventures companies was income of $0.4 million for the three months ended March 31, 2026 as compared to income of $0.2 million for the three months ended March 31, 2025. The increase in income of $0.1 million is primarily due to stronger performance in unconsolidated joint ventures.

Other Income, Net

	Three Months Ended
	March 31,		Other Income
	2026	2025	Change	% Change
	($ in thousands)
Other income, net	$76	$354	$(278)	(78.5)%
% of total revenue	0.3%	1.8%

Other income, net decreased $0.3 million, or 78.5%, to $76,000 for the three months ended March 31, 2026 from $0.4 million for the three months ended March 31, 2025. Other income, net decreased primarily due to foreign currency exchange losses in the current period compared to foreign currency exchange gains in the prior period.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$430	$74	$356	481.1%
% of total revenue	1.6%	0.4%

Provision for income taxes increased $356,000, or 481.1%, to $430,000 for the three months ended March 31, 2026 as compared to $74,000 for the three months ended March 31, 2025. The tax expense recorded for the three months ended March 31, 2026 is the result of mainly foreign taxes, federal income taxes, and some minimum state taxes. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved for the U.S. parent company. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Net (Income) loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

			Net (income) loss attributable to
	Three Months Ended		noncontrolling interests and
	March 31,		redeemable noncontrolling interests
	2026	2025	Change	% Change
	($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(135)	$1,218	$(1,353)	(111.1)%
% of total revenue	(0.5)%	6.3%

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests increased $1.4 million or 111.1% to an income of $0.1 million for the three months ended March 31, 2026, from a loss of $1.2 million for the three months ended March 31, 2025, primarily due to higher profitability from our PRC subsidiaries as sales increased.

Liquidity and Capital Resources

We consider cash and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of March 31, 2026, our principal source of liquidity was $57.9 million, which consisted of cash of $41.8 million and restricted cash of $16.1 million. In the three months ended March 31, 2026, cash and restricted cash decreased by $70.5 million. The decrease in cash and restricted cash of $70.5 million in the three months ended March 31, 2026 was primarily due to net cash used in investing activities of $67.3 million and net cash used in operating activities of $11.7 million, partially offset by net cash provided by financing activities of $8.0 million and the effect of exchange rate changes of $0.5 million. As of March 31, 2026, we and our PRC subsidiaries held approximately $32.6 million in cash and investments in foreign bank accounts, of which $15.9 million was classified in restricted cash.

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

Net cash used in operating activities of $11.7 million for the three months ended March 31, 2026 was primarily comprised of a net change of $13.4 million in operating assets and liabilities, a net loss before income attributable to noncontrolling interest and redeemable noncontrolling interests of $1.5 million and gain from unconsolidated joint ventures of $0.4 million, partially offset by the adjustment for non-cash items of depreciation and amortization of $2.4 million, and stock-based compensation of $1.0 million and change in deferred tax assets of $0.1 million.

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

Net cash used in investing activities of $67.3 million for the three months ended March 31, 2026 was primarily from the purchase of available-for-sale debt securities of $65.9 million and the purchase of property, plant and equipment of $1.4 million.

Net cash used in investing activities of $0.8 million for the three months ended March 31, 2025 was primarily from the purchase of property, plant and equipment of $0.5 million, and investment in non-marketable equity investments of $0.3 million.

Net cash provided by financing activities was $8.0 million for the three months ended March 31, 2026, which consisted of proceeds from short-term loans of $20.9 million, long-term loan of $2.9 million and common stock options exercised of $1.5 million, partially offset by repayment of short-term loans of $16.6 million and repayment of long-term loan of $0.8 million.

Net cash provided by financing activities was $6.9 million for the three months ended March 31, 2025, which consisted of  proceeds from short-term loans of $13.7 million and long-term loan of $2.8 million, partially offset by repayment of short-term loans of $9.3 million and repayment of long-term loan of $0.3 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. As of March 31, 2026, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

Dividends accrue on our outstanding Series A preferred stock, and are payable as and when declared by our Board of Directors. We have never declared or paid any dividends on the Series A preferred stock.  By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our condensed consolidated balance sheets. As of March 31, 2026, the balance remained unchanged. At the time we pay this accrued liability, our cash will be reduced. We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

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

For the three months ended March 31, 2026 and 2025, there were no dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures. For the three months ended March 31, 2026 and 2025, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures. For the three months ended March 31, 2026, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

Our bank loans and credit facilities are primarily entered into by our subsidiaries with various PRC banks and generally have original maturities of 12 months or less. These borrowings are classified as “Short-term loans” in our condensed consolidated balance sheets. As of March 31, 2026, the outstanding balance of short-term loans was $63.8 million, with interest rates ranging from 2.0% to 3.8%. Of this amount, $45.2 million was unsecured, $10.7 million was secured by the time deposit of the Company, and $7.9 million was secured by real estate properties owned by certain subsidiaries. As of December 31, 2025, the outstanding balance of short-term loans was $58.6 million, with interest rates ranging from 2.2% to 3.9%. Of this amount, $43.0 million was unsecured, $7.4 million was secured by the time deposit of the Company, and $8.2 million was secured by real estate properties owned by certain subsidiaries.

On January 30, 2024, one of our consolidated subsidiaries secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by the subsidiary. In January 2024, the subsidiary borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction projects. As of March 31, 2026, $4.4 million is included in “Other long-term liabilities” and $0.9 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In December 2023 and February 2026, two of our consolidated subsidiaries entered into financing arrangements with unrelated financing companies, receiving proceeds of approximately $2.1 million and $2.9 million, respectively. According to the agreements, the subsidiaries temporarily transferred ownership of its production lines and related equipment to the financing companies, while retaining the right to use the properties in their operations. The arrangements have terms of 30 months and 36 months, respectively, and provide the subsidiaries with options to repurchase the production lines and related equipment at the end of the respective terms for nominal consideration of approximately $14.00 per arrangement. As of March 31, 2026, $1.9 million is included in “Other long-term liabilities” and $1.3 million is included in “Short-term loans” in our condensed consolidated balance sheets.

 In February 2025, one of our consolidated subsidiaries secured a fourteen-month unsecured bank loan totaling $2.7 million at an interest rate of 3.2%. As of March 31, 2026, the full amount is included in “Short-term loans” in our condensed consolidated balance sheets.

 In September and November 2025, one of our consolidated subsidiaries entered into a four-year bank loan totaling $0.7 million at an interest rate of 3.1%. The loan is secured by the real estate properties owned by one of our consolidated subsidiaries. As of March 31, 2026, $0.5 million is included in “Other long-term liabilities” and $0.2 million is included in “Short-term loans” in our condensed consolidated balance sheets.

On November 7, 2025, we filed with the SEC a registration statement on Form S-3, pursuant to which we may offer up to $100 million of common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts and/or units in one or more offerings and in any combination, which became effective in accordance with the provisions of Section 8(a) of the Securities Act on November 27, 2025. On December 29, 2025, we filed a prospectus supplement relating to an offering of 7,098,492 shares of our common stock at a public offering price of $12.25 per share and up to 1,064,773 shares of common stock subject to an option to purchase additional shares granted to the underwriters of the offering at the public offering price (the “December Offering”). The closing of the December Offering occurred on December 30, 2025, including the full exercise of the underwriters’ option. Net proceeds from the December Offering, after deducting underwriting discounts, commissions, and other offering costs, were $93.9 million.

On April 20, 2026, we filed with the SEC an automatic registration statement on Form S-3, pursuant to which we may offer common stock, warrants and/or units in one or more offerings and in any combination, which became effective upon filing on April 20, 2026 pursuant to Rule 462(e) of the Securities Act. On April 21, 2026, filed a prospectus supplement relating to an offering of 8,560,311 shares of our common stock at a public offering price of $64.25 per share and up to 1,284,046 shares of common stock subject to a 30-day option to purchase additional shares granted to the underwriters of the offering at the public offering price (the “April Offering”). The closing of the April Offering occurred on April 22, 2026. On April 22, 2026, the Underwriters exercised the option in full. Net proceeds from the offering, after deducting underwriting discounts, commissions, and other offering costs, were $600.2 million.

We intend to use the net proceeds from the December Offering and April Offering to financially support our subsidiary Tongmei in its efforts to increase its manufacturing capacity to produce indium phosphide substrates for export worldwide, for research and development of new or improved products, for working capital and for general corporate purposes. Pending these uses, we intend to invest the net proceeds in a variety of capital preservation instruments, including certificates of deposit, or guaranteed obligations of the U.S. government or other instruments that are not considered “investment securities” under the Investment Company Act of 1940, as amended.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of March 31, 2026 and December 31, 2025, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash and restricted cash earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

			Projected	Proforma 10%	Proforma 10%
	Balance as of	Current	Annual	Interest Rate	Interest Rate
	March 31,	Interest	Interest	Decline	Increase
Instrument	2026	Rate	Income	Income	Income
Cash, restricted cash and cash equivalents	$57,869	1.78%	$1,030	$927	$1,133
Investments in marketable debt securities	65,375	3.51%	2,295	2,065	2,524
			$3,325	$2,992	$3,657

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. Two customers each accounted for more than 10% of our accounts receivable balance as of March 31, 2026 and one customer accounted for more than 10% as of December 31, 2025.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than-temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under the equity method. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other-than-temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investments under the equity method as of March 31, 2026 and December 31, 2025 totaled $15.5 million and $15.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
●

Although the audit report included in our Annual Report was prepared by an independent registered public accounting firm who is currently inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.

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

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On February 4, 2025, China began to require export permits on InP wafers. This requirement remains major concern for AXT. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. On December 27, 2025, the Standing Committee of the National People’s Congress of China (“NPC”) enacted substantial revisions to the Foreign Trade Law of the People’s Republic of China, effective March 1, 2026 (the “Foreign Trade Law”). The revisions to the Foreign Trade Law provide, among other things, enhanced power vested in governmental agencies to prohibit or restrict the import or export of goods and technologies for a variety of reasons set forth in Article 18 of the Foreign Trade Law, including, but not limited to, (i) safeguarding national security, (ii) where there is a domestic shortage of supply or to protect potentially depleted natural resources, (iii) in order to establish or accelerate the establishment of specific domestic industries, and (iv) other circumstances where it is necessary to prohibit or restrict the import or export of relevant goods or technologies, or take other necessary measures. The revisions also include a chapter on intellectual property introducing new trade sanctions for the infringement of intellectual property rights when such infringement endangers the order of foreign trade and targets specific licensing practices that prohibit the challenge of a license’s validity or portfolio licensing bundling. The specific prohibitions and restrictions on the import and export of goods and technologies are delegated to the Ministry of Commerce of the People’s Republic of China, among other agencies. While we do not believe that the revisions will have any additional material adverse effects on our wafer substrate products beyond the current restrictions and licensing requirement, however, with the Foreign Trade Law’s enhanced power over import and export prohibitions and restrictions, no assurances can be given that additional restrictions will not be imposed in the future.

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

All of our wafer substrates are manufactured in China. In the years 2025, 2024 and 2023, approximately 2%, 8% and 10% of our revenue, respectively, were generated by sales to customers in North America, primarily in the U.S. In the years 2025, 2024 and 2023, we paid approximately $0.3 million, $1.0 million and $1.0 million, respectively, in tariffs. The trade and political tensions between China and the U.S. remain high and controls on exports and tariffs are changing and fluid.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns, including as a result of the health epidemics or outbreaks such as during the COVID-19 pandemic. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including Tongmei, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. Further, we have increased capacity by adding two new sites and this could reduce our utilization rate and increase our depreciation charges. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended September 30, 2023, our revenue dropped to $17.4 million and our gross margin was only 10.7%.

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

The spread of a novel strain of coronavirus (COVID-19) around the world in the first quarter of 2020, which was declared a pandemic by the World Health Organization in March 2020, significantly impacted our operations and financial performance. In early 2020, in response to intensifying efforts to contain the spread of COVID-19, the Chinese government took a number of actions, which included, among others, ordering companies to remain closed after the traditional Lunar New Year holiday ended, which included our subsidiaries in China, and restricting travel between China and the U.S.. In December 2022, the PRC government ended its zero-COVID policy. If there are future outbreaks or future health epidemics in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. were disrupted and this impacted our efficiency. In the future, if our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline.

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

In order to remain competitive, we must continually improve our processes, work to reduce the cost of manufacturing our products and improve our yields and manufacturing efficiencies. Our efforts may not allow us to keep pace with competitive pricing pressures which could adversely affect our margins. There is no assurance that any changes implemented by us will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or improve our gross margins.

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

A recent example of a cyclical downcycle took shape in the second half of 2022 and continued into 2024. Early in its history, COVID began to impact supply chains resulting in shortages. As a result, in 2021 and into 2022 almost all companies purchased more inventory than they needed as a safety precaution. In the second half of 2022 companies began to realize they were holding too much inventory and entered into the “inventory correction” period. Our consolidated revenue had reached $39.7 million in the first quarter of 2022. In the third quarter of 2023, our revenue had declined to $17.4 million.

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

On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product families manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. InP export permits represent the most significant challenge we currently face. The portal to apply for exports of indium phosphide from China opened in March and we immediately began to submit our applications. On June 11, Tongmei was informed that it had satisfied the applicable requirements for a permit to export indium phosphide and received its initial export permits from the Ministry of Commerce of the People’s Republic of China to resume shipping indium phosphide substrates to certain customers in Europe and Japan. While we have received some permits as of the date of this report, we cannot predict when a permit application will be reviewed and approved. On December 27, 2025, the Standing Committee of the National People’s Congress of China (“NPC”) enacted substantial revisions to the Foreign Trade Law of the People’s Republic of China, effective March 1, 2026 (the “Foreign Trade Law”). The revisions to the Foreign Trade Law provide, among other things, enhanced power vested in governmental agencies to prohibit or restrict the import or export of goods and technologies for a variety of reasons set forth in Article 18 of the Foreign Trade Law, including, but not limited to, (i) safeguarding national security, (ii) where there is a domestic shortage of supply or to protect potentially depleted natural resources, (iii) in order to establish or accelerate the establishment of specific domestic industries, and (iv) other circumstances where it is necessary to prohibit or restrict the import or export of relevant goods or technologies, or take other necessary measures. The revisions also include a chapter on intellectual property introducing new trade sanctions for the infringement of intellectual property rights when such infringement endangers the order of foreign trade and targets specific licensing practices that prohibit the challenge of a license’s validity or portfolio licensing bundling. The specific prohibitions and restrictions on the import and export of goods and technologies are delegated to the Ministry of Commerce of the People’s Republic of China, among other agencies. As mentioned above, the three wafer substrate product families manufactured by Tongmei all require permits from the Ministry of Commerce before they can be exported from China. Consequently, we do not believe that the revisions will have any additional material adverse effects on our wafer substrate products beyond the current restrictions and licensing requirement. However, with the Foreign Trade Law’s enhanced power over import and export prohibitions and restrictions, no assurances can be given that additional restrictions will not be imposed in the future. The fluidity of the export permit requirements and ongoing lack of surety for us and for our customers. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will be granted. But the timing for receiving permits remains uncertain, unclear and beyond our control. We are actively monitoring and following up on the status of our applications.

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

The trade and political tensions between China and the U.S. remain high and controls on exports and tariffs are changing and fluid. There can be no assurances that Tongmei will receive China permits to export our wafer substrates or that China will not adopt additional export control regulations that affect our business, financial condition and results of operations. Reciprocally, there can be no assurance that the U.S. will allow products to be imported into the U.S. from China or what the tariff charge rate might be. Further, a volatile global trade environment increases the likelihood of supply chain disruption. Trade barriers, political conflict, and uncertainty surrounding tariffs can lead to logistical challenges such as shipping delays, port congestion, container shortages, and other transportation bottlenecks. These disruptions may hinder our ability to meet customer demand on a timely basis. Consequently, prolonged trade tensions or supply chain disturbances could significantly increase our operating costs which may require us to consider alternative manufacturing options. There is no guarantee that we can secure alternative manufacturing facilities to meet customer demand of our products. Any failure to manage these international trade and supply chain risks could materially and adversely affect our business, financial condition, and results of operations.

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

The businesses of our PRC subsidiaries and PRC joint ventures are subject to complex and rapidly evolving laws and regulations in the PRC, which can change quickly with little advance notice. The PRC central government is a single party form of government with virtually unlimited authority and power to intervene in or influence commercial operations in China. In the past, we have experienced such intervention or influence by a change in the rules and regulations when we were instructed by the Beijing municipal government to relocate our gallium arsenide manufacturing facility from Beijing. A more recent example is the imposition of export controls. We expect that such intervention or change in the rules and regulations in China could occur in the future.

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

Epidemic diseases, other contagious diseases or the perception of their effects, may affect our business operations and financial performance.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the COVID-19 pandemic could result in business disruptions and impact our operations and financial performance. The outbreak of COVID triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. If there is a renewed surge of the COVID-19 pandemic or of other contagious diseases in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, during COVID-19, travel restrictions between China and the U.S. were disrupted and this impacted our efficiency. In the future, if our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. Any significant outbreak of epidemic, pandemic, or contagious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. As a result, our revenue would decline.

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

A recent example of economic volatility took shape in the second half of 2022 and continued into 2024. Early in its history, COVID-19 began to impact supply chains resulting in shortages. As a result, in 2021 and into 2022 almost all companies purchased more inventory than needed as a safety net. In the second half of 2022 companies began to realize they had too much inventory and entered into the “inventory correction” period. Our consolidated revenue had reached $39.7 million in the first quarter of 2022. In the third quarter of 2023 our revenue had declined to $17.4 million. In the fourth quarter of 2018 and continuing in 2019, we experienced delays in customer purchasing decisions and disruptions in a normal volume of customer orders that we believe were in part due to the uncertainties in the global economy, resulting in an adverse impact on consumer spending. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Should similar events occur again, our business and operating results could be significantly and adversely affected.

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

Approximately 99% of our revenue is from international sales. We expect that sales to customers outside the United States, particularly sales to customers in Japan, Taiwan, Europe and China, will continue to represent a significant portion of our revenue. Therefore, our revenue growth depends significantly on the expansion of our international sales and operations.

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

IV.	Risks Related to Our Financial Results and Capital Structure

Management has broad discretion as to the use of our cash balances, including any proceeds from capital raises such as the offering completed in December 2025 for gross proceeds of approximately $100 million and in April 2026 for gross proceeds of approximately $632.5 million, before deducting underwriting discounts and commissions and other offering expenses, and may not use such funds effectively. If we need additional capital, funds may not be available on acceptable terms, or at all.

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

For example, during the fourth quarter of 2025, and during the first and second quarter of 2026, the price of our common stock and trading volume have significantly increased compared to prior periods. During this period, we did not make any significant announcements other than our financial condition and results of operations for the three and nine months ended September 30, 2025. Accordingly, the market price of our common stock may fluctuate dramatically and may decline rapidly, irrespective of any developments in our business. In addition, the volatility of our stock price could cause other consequences including causing a short squeeze due to the difference in investment decisions by short sellers of shares of our common stock and buy-and-hold decisions of longer investors.

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

VI.	Risks Related to Compliance, Environmental Regulations and Other Legal Matters

For as long as we are a “smaller reporting company,” we may take advantage of certain scaled disclosures available to Us and will be eligible to rely on reduced disclosure and reporting requirements applicable to smaller reporting companies.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. We may continue to qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

As of the date of the filing of this report, we are a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act because our non-affiliated common stock public float was above $700 million as of the relevant determination date. If we continue to qualify as a well-known seasoned issuer, we will no longer qualify as a smaller reporting company under the current rules of the SEC. Once we cease to be a smaller reporting company, we will not be eligible to take advantage of the scaled disclosures available to smaller reporting companies and will be subject to increased disclosure and compliance obligations, including accelerated reporting deadlines and associated attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, in addition to the requirement to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting.

The loss of smaller reporting company status and compliance with such larger company disclosure obligations may increase our legal, accounting and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote additional time to public company reporting requirements.

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

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

10.1(1)	Form of Lock-Up Agreement (April 2026).

31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1) Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on April 21, 2026.

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

AXT, INC.

Dated: May 14, 2026	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)