Form 10-Q
period 2026-06-30
AXT INC
filed 2026-08-13
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2026

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

As of August 3, 2026, 65,573,212 shares, $0.001 par value, of the registrant’s common stock were outstanding.

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$412,167	$120,266
Restricted cash	33,050	8,100
Short-term investments	5,031	—
Accounts receivable, net of allowances for credit losses of $230 and $164 as of June 30, 2026 and December 31, 2025	36,675	26,849
Inventories	96,322	81,651
Prepaid expenses and other current assets	15,558	9,690
Total current assets	598,803	246,556
Long-term investments	298,600	—
Property, plant and equipment, net	174,924	161,860
Operating lease right-of-use assets	1,766	1,982
Other assets	23,099	23,353
Total assets	$1,097,192	$433,751
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,373	$12,947
Accrued liabilities	27,052	14,798
Short-term loans	84,233	62,796
Total current liabilities	125,658	90,541
Noncurrent operating lease liabilities	1,164	1,441
Other long-term liabilities	18,522	7,138
Total liabilities	145,344	99,120
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	39,735	38,056
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (Liquidation preference of $8,317 and $8,229 as of June 30, 2026 and December 31, 2025)	3,532	3,532
Common stock, $0.001 par value; 120,000 and 70,000 shares authorized as of June 30, 2026 and December 31, 2025; 65,570 and 55,337 shares issued and outstanding as of June 30, 2026 and December 31, 2025	66	55
Additional paid-in capital	943,758	339,922
Accumulated deficit	(55,416)	(64,924)
Accumulated other comprehensive loss	(4,666)	(5,295)
Total AXT, Inc. stockholders’ equity	887,274	273,290
Noncontrolling interests	24,839	23,285
Total stockholders’ equity	912,113	296,575
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,097,192	$433,751

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$47,589	$17,974	$74,513	$37,330
Cost of revenue	26,223	16,541	45,169	37,138
Gross profit	21,366	1,433	29,344	192
Operating expenses:
Selling, general and administrative	7,292	5,653	13,843	11,569
Research and development	3,651	2,525	6,663	5,643
Total operating expenses	10,943	8,178	20,506	17,212
Income (loss) from operations	10,423	(6,745)	8,838	(17,020)
Interest income (expense), net	4,728	(202)	4,829	(471)
Equity in income (loss) of unconsolidated joint ventures	417	(171)	770	77
Other income (expense), net	(436)	23	(360)	377
Income (loss) before provision for income taxes	15,132	(7,095)	14,077	(17,037)
Provision for income taxes	2,102	579	2,532	653
Net income (loss)	13,030	(7,674)	11,545	(17,690)
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,902)	666	(2,037)	1,884
Net income (loss) attributable to AXT, Inc.	$11,128	$(7,008)	$9,508	$(15,806)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.18	$(0.16)	$0.16	$(0.36)
Diluted	$0.17	$(0.16)	$0.16	$(0.36)
Weighted-average number of common shares outstanding:
Basic	61,227	43,710	57,274	43,630
Diluted	63,474	43,710	59,642	43,630

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income (loss)	$13,030	$(7,674)	$11,545	$(17,690)
Other comprehensive income, net of tax:
Change in foreign currency translation income, net of tax	1,667	1,312	3,114	1,849
Change in unrealized loss on available-for-sale debt investments, net of tax	(1,387)	—	(1,856)	—
Total other comprehensive income, net of tax	280	1,312	1,258	1,849
Comprehensive income (loss)	13,310	(6,362)	12,803	(15,841)
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(2,243)	410	(2,665)	1,522
Comprehensive income (loss) attributable to AXT, Inc.	$11,067	$(5,952)	$10,138	$(14,319)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$11,545	$(17,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,941	4,483
Amortization of marketable securities premium	78	—
Stock-based compensation	1,797	1,279
Gain on disposal of equipment	(12)	(7)
Return of equity method investments as dividends	1,956	868
Equity in income of unconsolidated joint ventures	(770)	(77)
Deferred tax assets	62	(38)
Changes in operating assets and liabilities:
Accounts receivable	(9,199)	3,185
Inventories	(12,170)	6,219
Prepaid expenses and other current assets	(10,039)	5,334
Other assets	(609)	(2,941)
Accounts payable	1,053	(1,290)
Accrued liabilities	11,910	(2,265)
Other long-term liabilities	(1,443)	(4,982)
Net cash used in operating activities	(900)	(7,922)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,598)	(789)
Purchases of available-for-sale debt securities	(305,565)	—
Investments in non-marketable equity investments	—	(837)
Net cash used in investing activities	(314,163)	(1,626)
Cash flows from financing activities:
Proceeds from issuance of common stock and options exercised, net of issuance costs	602,050	—
Proceeds from short-term bank loans	44,380	24,420
Payments on short-term bank loans	(25,884)	(20,158)
Proceeds from long-term loans	12,980	2,755
Payments on long-term loans	(4,175)	(456)
Net cash provided by financing activities	629,351	6,561
Effect of exchange rate changes on cash, restricted cash and cash equivalents	2,563	4,283
Net increase in cash, restricted cash and cash equivalents	316,851	1,296
Cash, restricted cash and cash equivalents at the beginning of the year	128,366	33,811
Cash, restricted cash and cash equivalents at the end of the period	$445,217	$35,107
Supplemental disclosure of non-cash flow information:
Notes receivables paid to purchase fixed assets	$6,401	$1,510
Long-term loan received in the form of a note receivable	$1,914	$—
Consideration payable in connection with construction in progress, included in accrued liabilities	$144	$—

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

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2026.

The condensed consolidated financial statements include the accounts of AXT and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of June 30, 2026 and December 31, 2025, we have three companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

There have been no material changes to the Company’s basis of consolidation, significant accounting policies, or the composition of its consolidated subsidiaries and equity method investments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2. Investments and Fair Value Measurements

Our investments consist of instruments with original maturities of more than three months. As of June 30, 2026 and December 31, 2025, our cash, restricted cash, cash equivalents and debt investments are classified as follows (in thousands):

	June 30, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Classified as:
Cash, restricted cash and cash equivalents	$445,217	$—	$—	$445,217	$128,366	$—	$—	$128,366
Investments (available-for-sale):
Certificates of deposit *	7,880	—	(34)	7,846	—	—	—	—
Corporate bonds	57,901	58	(521)	57,438	—	—	—	—
U.S. Treasury and agency securities	239,706	—	(1,359)	238,347	—	—	—	—
Total investments	305,487	58	(1,914)	303,631	—	—	—	—
Total cash, restricted cash, cash equivalents and investments	$750,704	$58	$(1,914)	$748,848	$128,366	$—	$—	$128,366
Contractual maturities on investments:
Due within 1 year **	$5,040			$5,031	$—			$—
Due after 1 through 5 years ***	300,447			298,600	—			—
	$305,487			$303,631	$—			$—

*	Certificates of deposit with original maturities of more than three months.
**	Classified as “Short-term investments” in our condensed consolidated balance sheets.
***	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a portfolio of highly marketable securities available to support our liquidity and capital needs. Although long-term investments may be sold before maturity, as of June 30, 2026, we did not intend to sell those investments within the next twelve months.

The following table summarizes the fair value and gross unrealized losses of available-for-sale debt securities, aggregated by investment category and length of time in a continuous unrealized loss position, as of June 30, 2026 (in thousands):

	In Loss Position		In Loss Position		Total In
	Less than 12 months		12 months or Greater		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2026	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$7,846	$(34)	$—	$—	$7,846	$(34)
U.S. Treasury and agency securities	238,347	(1,359)	—	—	238,347	(1,359)
Corporate bonds	52,034	(521)	—	—	52,034	(521)
Total in loss position	$298,227	$(1,914)	$—	$—	$298,227	$(1,914)

We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns. As of  June 30, 2026, we determined that the unrealized losses were attributable to changes in market interest rates rather than credit deterioration; accordingly, no allowance for credit losses was recorded.

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash balance. As of June 30, 2026 and December 31, 2025, $33.1 million and $8.1 million were included in restricted cash in our condensed consolidated balance sheets, respectively. The increase in restricted cash was primarily attributable to additional deposits pledged as collateral in connection with borrowings by the Company’s subsidiaries from PRC banks.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method, included in “Other assets” in the condensed consolidated balance sheets, totaled $14.1 million and $15.0 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, there were three companies accounted for under the equity method. There were no impairment charges for these investments during the three and six months ended June 30, 2026 and 2025.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of June 30, 2026, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three and six months ended June 30, 2026. There have been no transfers between fair value measurements levels during the three and six months ended June 30, 2026.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three and six months ended June 30, 2026 and 2025, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2026	2025
Inventories:
Raw materials	$31,979	$24,105
Work in process	60,468	53,665
Finished goods	3,875	3,881
	$96,322	$81,651

As of June 30, 2026 and December 31, 2025, carrying values of inventories were net of inventory reserves of $32.0 million and $28.4 million, respectively, for excess and obsolete inventory and $16,000 and $180,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	June 30,	December 31,
	2026	2025
Property, plant and equipment:
Machinery and equipment, at cost	$73,236	$69,909
Less: accumulated depreciation and amortization	(49,272)	(47,028)
Building, at cost	150,580	145,952
Less: accumulated depreciation and amortization	(34,653)	(31,577)
Leasehold improvements, at cost	8,426	8,112
Less: accumulated depreciation and amortization	(7,369)	(6,981)
Construction in progress	33,976	23,473
	$174,924	$161,860

As of June 30, 2026, the balance of construction in progress was $34.0 million, of which $20.6 million was related to our buildings in our new Dingxing and Kazuo locations, $1.4 million was for manufacturing equipment purchases not yet placed in service and $12.0 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2025, the balance of construction in progress was $23.5 million, of which $18.3 million was related to our buildings in our Dingxing and Kazuo locations, $1.3 million was for manufacturing equipment purchases not yet placed in service and $3.8 million was for our construction in progress for our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2026	2025
Accrued compensation and related charges	$4,466	$5,090
Preferred stock dividends payable	2,901	2,901
Payable in connection with construction in progress	1,483	1,676
Advances from customers	12,078	103
Accrued income taxes	2,271	841
Current portion of operating lease liabilities	633	579
Accrued professional services	959	1,023
Other tax payable	389	494
Accrued product warranty	380	411
Other personnel-related costs	304	276
Accrual for sales returns	21	48
Other accrued liabilities	1,167	1,356
	$27,052	$14,798

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

In September 2022, our consolidated subsidiary, ChaoYang LiMei completed the sale of land and its attached buildings to our equity investment entity, ChaoYang KaiMei Quartz Co., Ltd. ("ChaoYang KaiMei"), for a total consideration of $1.5 million. In January 2023, ChaoYang KaiMei paid to ChaoYang LiMei $1.5 million.

Our Related Party Transactions Policy seeks to prohibit all conflicts of interest in transactions between related parties and us, unless they have been approved by our Board of Directors. This policy applies to all of our employees, directors, and our consolidated subsidiaries. Our executive officers retain board seats on the board of directors of the companies in which we have invested in our PRC joint ventures (see Note 7).

Note 7. Investments in Privately-Held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain strategy.

As of June 30, 2026, the investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Company	2026	2025	Method	Percentage [*]
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	3,122	3,122	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$14,211	$14,211

Beijing JiYa Semiconductor Material Co., Ltd.	$4,508	$4,428	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	4,839	5,827	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	4,708	4,713	Equity	***** 40%
	$14,055	$14,968

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** As of June 30, 2026, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $14.1 million and $15.0 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, our ownership interests in ChaoYang KaiMei, Beijing JiYa Semiconductor Material Co., Ltd. ("JiYa"), and Xiaoyi XingAn Gallium Co., Ltd (“Xiaoyi XingAn”) were 40%, 39%, and 25%, respectively. These minority investment entities are not considered variable interest entities because:

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

In April 2025, we received a $0.9 million dividend from JiYa. In May 2026, we received a dividend of $1.5 million from Xiaoyi XingAn and $0.5 million from JiYa. We have no current intentions to distribute to our investors earnings under our corporate structure. All of these distributions were paid to the PRC companies and the minority shareholders.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity investment entities had the following summarized statements of operations information (in thousands) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenue	$10,460	$7,064	$19,634	$15,722
Gross profit	$2,653	$1,862	$4,809	$3,806
Operating income	$1,709	$1,010	$3,109	$2,292
Net income (loss)	$1,429	$(197)	$2,676	$774

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $0.4 million and a loss of $0.2 million, respectively, for the three months ended June 30, 2026 and 2025. Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $0.8 million and $0.2 million, respectively, for the six months ended June 30, 2026 and 2025.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and six months ended June 30, 2026 are as follows:

					Accumulated
			Additional		Other	AXT, Inc.		Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2025	$3,532	$55	$339,922	$(64,924)	$(5,295)	$273,290	$23,285	$296,575
Common stock options exercised	—	1	1,477	—	—	1,478	—	1,478
Stock-based compensation	—	—	1,035	—	—	1,035	—	1,035
Net loss	—	—	—	(1,620)	—	(1,620)	148	(1,472)
Other comprehensive loss	—	—	—	—	691	691	143	834
Balance as of March 31, 2026	3,532	56	342,434	(66,544)	(4,604)	274,874	23,576	298,450
Common stock options exercised	—	—	489	—	—	489	—	489
Stock-based compensation	—	—	762	—	—	762	—	762
Issuance of common stock, net of issuance costs of $32,417	—	10	600,073	—	—	600,083	—	600,083
Net income	—	—	—	11,128	—	11,128	1,093	12,221
Other comprehensive loss	—	—	—	—	(62)	(62)	170	108
Balance as of June 30, 2026	3,532	66	943,758	(55,416)	(4,666)	887,274	24,839	912,113

Net income and other comprehensive income attributable to redeemable noncontrolling interests were $808,000 and $172,000, respectively, for the three months ended June 30, 2026, and $795,000 and $316,000, respectively, for the six months ended  June 30, 2026 and are not shown in the table above.

The changes in stockholders’ equity by component for the three and six months ended June 30, 2025 are as follows:

					Accumulated
			Additional		Other	AXT, Inc.		Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2024	$3,532	$45	$241,514	$(43,664)	$(8,657)	$192,770	$23,561	$216,331
Stock-based compensation	—	—	563	—	—	563	—	563
Tongmei stock-based compensation	—	1	70	—	—	71	6	77
Net loss	—	—	—	(8,798)	—	(8,798)	(610)	(9,408)
Other comprehensive income	—	—	—	—	431	431	53	484
Balance as of March 31, 2025	3,532	46	242,147	(52,462)	(8,226)	185,037	23,010	208,047
Stock-based compensation	—	—	607	—	—	607	—	607
Tongmei stock-based compensation	—	—	22	—	—	22	2	24
Net loss	—	—	—	(7,008)	—	(7,008)	(233)	(7,241)
Other comprehensive income	—	—	—	—	1,056	1,056	128	1,184
Balance as of June 30, 2025	3,532	46	242,776	(59,470)	(7,170)	179,714	22,907	202,621

Net loss and other comprehensive loss attributable to redeemable noncontrolling interests were $433,000 and $128,000, respectively, for the three months ended June 30, 2025, and $1.0 million and $181,000, respectively, for the six months ended June 30, 2025 and are not shown in the table above.

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025.

Authorized Common Stock

Pursuant to approval by a majority of our stockholders, on June 4, 2026, we filed a certificate of amendment (the “Amendment”) to our Restated Certificate of Incorporation, as amended (the “Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock of the Company from 70,000,000 to 120,000,000, effective upon filing. The Amendment did not have any effect on the par value of our common stock.

2026 Secondary Public Offering

On April 21, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Northland Securities, Inc., as representative of the underwriters named therein (the “Underwriters”) related to the offer and sale of 8,560,311 shares of common stock at a price to the public of $64.25 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to 1,284,046 additional shares of common stock which was exercised in full by the Underwriters on April 22, 2026.  In connection with the public offering, the Company issued a total of 9,844,357 shares of common stock for total gross proceeds of approximately $632.5 million, before deducting the underwriting discounts and commissions and other offering expenses.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2025, 2024 and 2023 under this program. During the three and six months ended June 30, 2026, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2026, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

Series A Preferred Stock

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In the quarter ended June 30, 2026 and 2025, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year-to-date dividends on the Series A preferred stock when calculating our earnings per share.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of revenue	$65	$47	$130	$110
Selling, general and administrative	533	476	1,336	949
Research and development	164	110	331	220
Net effect on net income (loss)	$762	$633	$1,797	$1,279

We did not capitalize any stock-based compensation to inventory as of June 30, 2026 and December 31, 2025 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. There were no options granted in the three and six months ended June 30, 2026 and 2025.

The following table summarizes the stock option transactions during the six months ended June 30, 2026 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2026	835	$5.33	2.61	$9,194
Granted	—	—
Exercised	(367)	5.38
Canceled and expired	—	—
Balance as of June 30, 2026	468	$5.30	2.59	$31,254
Options exercisable as of June 30, 2026	468	$5.30	2.59	$31,254

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $72.08 on June 30, 2026, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2026 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2026	1,766	$4.23
Granted	59	$68.95
Vested	(410)	$2.23
Forfeited	(38)	$2.45
Non-vested as of June 30, 2026	1,377	$7.71

As of June 30, 2026, the unamortized compensation costs related to unvested restricted stock awards was approximately $9.4 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years.

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

A summary of the status of our unvested at-risk, performance shares as of June 30, 2026 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2026	444	$2.25
Granted	—	$—
Vested	(73)	$2.23
Forfeited	—	$—
Non-vested as of June 30, 2026	371	$2.25

As of June 30, 2026, there was $0.3 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.2 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to AXT, Inc.	$11,128	$(7,008)	$9,508	$(15,806)
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net income (loss) available to common stockholders	$11,084	$(7,052)	$9,420	$(15,894)
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	61,227	43,710	57,274	43,630
Effect of dilutive securities:
Common stock options	497	—	555	—
Restricted stock awards	1,750	—	1,813	—
Denominator for dilutive net loss per common shares	63,474	43,710	59,642	43,630
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.18	$(0.16)	$0.16	$(0.36)
Diluted	$0.17	$(0.16)	$0.16	$(0.36)

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	—	1,175	—	1,175
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	1	2,289	3	2,289

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2026 and December 31, 2025, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product Type:
Substrates	$37,563	$11,292	$56,844	$22,374
Raw Materials and Other	10,026	6,682	17,669	14,956
Total	$47,589	$17,974	$74,513	$37,330

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Geographical region:
China	$30,841	$14,492	$47,406	$27,918
Taiwan	2,483	530	3,182	1,751
Japan	1,462	704	3,008	1,422
Asia Pacific (excluding China, Taiwan and Japan)	3,489	427	5,672	1,208
Europe (primarily Germany)	9,153	1,597	14,877	3,698
North America (primarily the United States)	161	224	368	1,333
Total	$47,589	$17,974	$74,513	$37,330

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Long-lived assets by geographic region, net of depreciation:
North America	$888	$1,040
China	175,802	162,802
	$176,690	$163,842

Significant Customers

No customer represented 10% of our revenue for the three months ended  June 30, 2026 and one customer represented 11% of our revenue for the three months ended  June 30, 2025. Our top five customers, although not the same five customers for each period, represented 30% and 32% of our revenue for the three months ended June 30, 2026 and 2025, respectively.

No customers represented 10% of our revenue for six months ended June 30, 2026 and one customer represented 10% of our revenue for six months ended June 30, 2025. Our top five customers, although not the same five customers for each period, represented 31% and 29% of our revenue for six months ended June 30, 2026 and 2025, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. No customer accounted for more than 10% of our accounts receivable balance as of June 30, 2026 and one customer accounted for more than 10% of our accounts receivable balance  December 31, 2025.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning accrued product warranty	$439	$403	$411	$451
Accruals for warranties issued	84	80	133	101
Adjustments related to pre-existing warranties including expirations and changes in estimates	(70)	55	(32)	79
Cost of warranty repair	(73)	(103)	(132)	(196)
Ending accrued product warranty	$380	$435	$380	$435

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of June 30, 2026, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

On May 6, 2024, a putative shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities, against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The court transferred the case to the Northern District of California, where our headquarters are located. A lead plaintiff was appointed and an amended complaint was filed. The amended complaint asserts a putative class period from March 24, 2021 to April 3, 2024, inclusive (the “Class Period”). The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and seeks unspecified monetary relief, interest, and attorneys’ fees. On May 28, 2025, the Court granted defendants’ motion to dismiss with leave to amend. Plaintiff filed his second amended complaint on June 27, 2025. Defendants responded with a motion to dismiss the second amended complaint on July 11, 2025. The Court granted defendants’ motion to dismiss plaintiff’s second amended complaint on July 7, 2026 with leave to amend. On August 4, 2026, the plaintiff filed his third amended complaint.

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by an alleged shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, then-serving directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant (together, “Defendants”). Defendants moved to dismiss on November 6, 2024, following which the plaintiff filed an amended complaint on November 20, 2024. The amended complaint asserted that the defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. On November 27, 2024, defendants again moved to dismiss. On March 17, 2025, the Court granted our motion to dismiss, holding that the plaintiff did not make a pre-suit demand on our Board of Directors and failed to plead with particularity facts sufficient to excuse the lack of a demand and also for failure to state a claim. On April 11, 2025, the plaintiff filed a notice that he did not intend to further amend his complaint. The Court entered judgment on April 14, 2025. On May 13, 2025, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit. Plaintiff-Appellant’s appeal is fully briefed.

It is not possible at this time to reasonably assess the final outcomes of these litigations or to reasonably estimate the possible loss or range of loss with respect to these litigations. We believe these claims to be meritless and intend to vigorously defend against them.

Note 13. Other Income, Net

Other income, net for the three months ended June 30, 2026 and 2025, includes a grant of $0.1 million and $0.2 million, respectively, from government agencies as awards for technological innovation and job creation. Other income (expense), net for the six months ended June 30, 2026  and 2025, includes a grant of $0.3 million and $0.5 million, respectively, from government agencies as awards for technological innovation and job creation.

In addition, we incurred a foreign currency transaction exchange loss of $217,000 and a gain of $45,000 for the three months ended June 30, 2026 and 2025, respectively. We incurred a foreign currency transaction exchange loss of $391,000 and a gain of $86,000 for the six months ended June 30, 2026  and 2025, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and six months ended June 30, 2026 includes no interest and penalties. As of June 30, 2026, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and six months ended June 30, 2026 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards.

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

Note 15. Revenue

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates including indium phosphide, gallium arsenide and germanium wafers, and our consolidated subsidiaries sell certain raw materials, including high purity gallium (7N Ga), pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to purchase orders placed by our customers, and our terms and conditions of sale do not require customer acceptance. We account for a contract with a customer when there is a legally enforceable contract, which could be the customer’s purchase order, the rights of the parties are identified, the contract has commercial terms, and collectibility of the contract consideration is probable. The majority of our contracts have a single performance obligation to transfer products and are short term in nature, usually less than six months; however, we have recently entered into several long-term arrangements with customers. Our revenue is measured based on the consideration specified in the contract with each customer in exchange for transferring products that are generally based upon a negotiated formula, list or fixed price. Revenue is recognized when control of the promised goods is transferred to our customer, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of June 30, 2026. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability.

As of June 30, 2026, the aggregate transaction price allocated to the remaining performance obligations under the long-term supply agreements was approximately $98.5 million, excluding applicable taxes. We expect to recognize this amount as revenue through the first half of 2029 as the related products are delivered and control transfers to customers. The agreements require aggregate contractual advance payments of approximately $47.7 million, of which approximately $12.7 million had been received as of June 30, 2026.

The following table reflects the current portion of contract liabilities, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Contract liabilities	$12,078	$103

During the three and six months ended June 30, 2026, the Company recognized $1,000 and $29,000, respectively, of revenue that was included in the contract balances as of December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized $28,000 and $1.6 million, respectively, of revenue that was included in the contract balances as of December 31, 2024.

As of June 30, 2026, approximately $1.9 million of contract liabilities was classified as long-term and included in "Other long-term liabilities" on the condensed consolidated balance sheets. There were no long-term contract liabilities as of  December 31, 2025.

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

As of June 30, 2026, the outstanding balance of short-term loans was $79.0 million, with interest rates ranging from 2.0% to 3.8%. Of this amount, $49.2 million was unsecured, $21.8 million was secured by the time deposit of the Company, and $8.0 million was secured by real estate properties owned by certain subsidiaries. As of December 31, 2025, the outstanding balance of short-term loans was $58.6 million, with interest rates ranging from 2.2% to 3.9%. Of this amount, $43.0 million was unsecured, $7.4 million was secured by the time deposit of the Company, and $8.2 million was secured by real estate properties owned by certain subsidiaries. Time deposit pledged as collateral is classified as restricted cash and presented separately in the condensed consolidated balance sheets.

Long-term Loans

On January 30, 2024, one of our consolidated subsidiaries secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by the subsidiary. In January 2024, the subsidiary borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction projects. As of June 30, 2026, $4.4 million is included in “Other long-term liabilities” and $0.9 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In December 2023 and February 2026, two of our consolidated subsidiaries entered into financing arrangements with unrelated financing companies, receiving proceeds of approximately $2.1 million and $2.9 million, respectively. Upon the maturity of the December 2023 arrangement, the subsidiary entered into another financing arrangement in June 2026 and obtained financing in the form of notes receivable with a face value of approximately $1.9 million. According to the agreements, the subsidiaries temporarily transferred ownership of its production lines and related equipment to the financing companies, while retaining the right to use the properties in their operations. The February 2026 and June 2026 arrangements each have a term of 36 months and provide the subsidiaries with options to repurchase the production lines and related equipment at the end of the respective terms for nominal consideration of approximately $14.00 per arrangement. As of June 30, 2026, $1.3 million is included in “Other long-term liabilities” and $3.3 million is included in “Short-term loans” in our condensed consolidated balance sheets.

 In September and November 2025, one of our consolidated subsidiaries entered into a four-year bank loan totaling $0.7 million at an interest rate of 3.1%. The loan is secured by the real estate properties owned by one of our consolidated subsidiaries. As of June 30, 2026, $0.4 million is included in “Other long-term liabilities” and $0.2 million is included in “Short-term loans” in our condensed consolidated balance sheets.

 In April and June 2026, one of our consolidated subsidiaries entered into unsecured bank loan agreements with terms of 19 months and 14 months, respectively, and received aggregate proceeds of approximately $2.9 million at an interest rate of 2.5%. As of June 30, 2026, $2.9 million is included in “Other long-term liabilities” and $0.06 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In April and May 2026, one of our consolidated subsidiaries entered into two bank loan agreements, each with a term of 24 months and secured by the time deposit of the Company, and received aggregate proceeds of approximately $7.1 million at an interest rate of 2.4%. As of June 30, 2026, $6.4 million is included in “Other long-term liabilities” and $0.7 million is included in “Short-term loans” in our condensed consolidated balance sheets.

As of June 30, 2026, the maturities of our long-term loan liabilities in five years (including current portion) are as follows (in thousands):

Maturity of long-term loans
2026 (remaining 6 months)	$3,921
2027	5,467
2028	8,228
2029	3,011
2030	—

In summary, short-term loans of $84.2 million included under “Short-term loans” in our condensed consolidated balance sheet at June 30, 2026, consisted of $79.0 million of short-term bank loans and $5.2 million of the current portion of long-term debt. Long-term loan of $15.5 million included under “Other long-term liabilities” in our condensed consolidated balance sheet at June 30, 2026. These borrowings are subject to customary lending arrangements. As of June 30, 2026, the Company was in compliance with all applicable covenants.

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

As of June 30, 2026, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2026	$352
2027	715
2028	675
2029	185
2030	—
Thereafter	—
Total minimum lease payments	1,927
Less: Interest	(130)
Present value of lease obligations	1,797
Less: Current portion, included in accrued liabilities	(633)
Long-term portion of lease obligations	$1,164

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	2.78	3.29
Weighted-average discount rate	4.96%	5.00%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$347	$316

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease	$172	$161	$338	$321
Short-term lease expense	34	34	63	83
Total	$206	$195	$401	$404

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

Tongmei submitted its IPO application to the Shanghai Stock Exchange in December 2021 and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. On July 8, 2026, the STAR Market accepted Tongmei's withdrawal of its IPO application. The withdrawal gave rise to a redemption right: each Investor has the right, but not the obligation, to require us to redeem its investment, and we have the right, but not the obligation, to redeem each Investor’s investment, in each case for a price equal to the original amount invested, without interest or any other return. Because the redemption price is fixed in RMB, the U.S. dollar amount payable will vary with the RMB/USD exchange rate. We are in discussions with each Investor to determine whether it wishes to continue its investment as Tongmei advances toward an application for a Hong Kong Stock Exchange listing, or to have its investment redeemed in whole or in part. We have sufficient funds to redeem the Investors' investments in full should full redemption be required.

The components of the change in redeemable noncontrolling interests for the six months ended June 30, 2026 are presented in the following table (in thousands):

Balance as of January 1, 2026	$38,056
Equity issuance costs incurred	(814)
Stock-based compensation attributable to redeemable noncontrolling interests	—
Net income attributable to redeemable noncontrolling interests	795
Effect of foreign currency translation on redeemable noncontrolling interests	1,382
Effect of foreign currency translation attributable to redeemable noncontrolling interests	316
Balance as of June 30, 2026	$39,735

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

In July 2025, FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset when developing forecasts for estimating expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years on a prospective basis. Adoption had an immaterial effect on our condensed consolidated financial statements.

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

In May 2026, FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which provides guidance on the recognition, measurement, presentation and disclosure of environmental credits and related obligations. The Update is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. Adoption is expected to have an immaterial effect on our condensed consolidated financial statements.

Note 20. Subsequent Events

On July 8, 2026, the STAR Market accepted Tongmei’s withdrawal of its IPO application, triggering redemption rights under the applicable Capital Investment Agreements. If all investors exercise their redemption rights in full, the aggregate redemption amount would be approximately $49 million. The withdrawal may also result in the recognition of some or all of the deferred offering expenses associated with the STAR Market listing application and IPO.

On July 23, 2026, the Company entered into an agreement with Beijing Bomeilian Special Ceramics Co., Ltd., a related party controlled by Dr. He, the general manager of BoYu, to acquire approximately 0.58% of Tongmei's outstanding shares for approximately $6 million. The transaction had not closed as of the date these financial statements were issued.

On July 26, 2026, we entered into a six-year capacity reservation agreement with a customer for the supply of InP wafer substrates. In consideration for the reserved product capacity, the customer agreed to pay us two deposits of $43.5 million each, which will be applied as shipment credits toward future purchases; the initial deposit is due within 30 business days after entry into the agreement, and the timing and terms of the second deposit will be determined during 2028.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q of AXT, Inc., a Delaware corporation (“AXT”, “the Company”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements relating to our expectations regarding the receipt of export permits for our indium phosphide substrates, results of operations, market and customer demand for our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, including the use of InP wafer substrates in artificial intelligence (“AI”) applications, revenues from long-term supply agreements with customers, the development and adoption of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, ramping production at our new sites, potential severance costs with respect to any reduction in our work force, our ability to have new customers qualify substrates from our new manufacturing locations in China, our ability to utilize or increase our manufacturing capacity, to enable our industry to meet future demands and needs for our indium phosphide wafer substrates, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements. Additionally, statements relating to certain redemption rights held by private equity funds in China of their investments in Tongmei, and Company’s efforts in assessment of strategic alternatives and opportunities are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” and similar expressions and variations thereof are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements in this Quarterly Report on Form 10-Q, and include statements regarding the intent, belief or current expectations of our management that are subject to known and unknown risks, uncertainties and assumptions which could cause actual results to differ materially from those expressed or implied in the forward-looking statement. Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, geopolitical tensions, export restrictions in China, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the Company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this Quarterly Report on Form 10-Q. These uncertainties and factors include, but are not limited to: the receipt of export permits to export indium phosphide wafers from China, as well as our other wafer products, and the timing of such export permit approvals, the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, revenues from long-term supply agreements with customers, Tongmei's intended IPO application on the Hong Kong Stock Exchange, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China; outbreaks of a contagious disease; tariffs and other trade war issues; export restrictions in China; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Quarterly Report on Form 10-Q, including those set forth under the section entitled “Risk Factors” in Part II, Item 1A below. All forward-looking statements are based upon management’s views as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Part II, Item 1A below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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

On November 16, 2020, we announced a strategic initiative to access China’s capital markets by beginning a process to list shares of Tongmei in an initial public offering (the “IPO”) on the Shanghai Stock Exchange STAR Market (the “STAR Market”), an exchange intended to support innovative companies in China. We formed and founded Tongmei in 1998 and believed at that time that Tongmei had grown into a company that would be an attractive offering on the STAR Market. To qualify for a STAR Market listing, the first major step in the process was to engage private equity firms in China (“Investors”) to invest funds in Tongmei. By December 31, 2020, Investors, which consist of 11 private equity funds, had entered into two sets of definitive transaction documents, each consisting of a capital increase agreement along with certain supplemental agreements in substantially the same form (collectively, the “Capital Investment Agreements”), with Tongmei for a total investment of approximately $48.1 million. The currency used in the investment transactions was the Chinese renminbi, which has been converted to approximate U.S. dollars for this Quarterly Report on Form 10-Q. The remaining investment of approximately $1.5 million of new capital was funded in January 2021. The government approved the approximately $49 million investment in its entirety on January 25, 2021. In exchange for an investment of approximately $49 million, the Investors received a 7.28% redeemable noncontrolling interest in Tongmei.

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

On July 8, 2026, the STAR Market accepted Tongmei's withdrawal of its IPO application. The Company intends to transfer its dedicated resources and efforts towards a listing on the Hong Kong Stock Exchange where its listing application will emphasize its updated business plan focusing on the development of the Company's InP  business to address the growing demand for InP substrates used in high-speed optical data transmission and artificial intelligence data center applications. Tongmei’s STAR Market listing application emphasized Tongmei’s GaAs” semiconductor wafer substrates and other products for micro-LEDs. Given the increase in demand for its InP wafer substrates used for high-speed optical data transmission in data centers employing artificial intelligence, the Company believes that the Hong Kong Stock Exchange is an attractive market to list Tongmei’s shares permitting a broader potential base of institutional and retail investors in its anticipated IPO.

Tongmei’s STAR Market listing application withdrawal gives rise to a redemption right: each Investor has the right, but not the obligation, to require the Company to redeem its investment, and the Company has the right, but not the obligation, to redeem each Investor’s investment, in each case for a price equal to the original amount invested, without interest or any other return. Because the redemption price is fixed in RMB, the U.S. dollar amount payable will vary with the RMB/USD exchange rate. Tongmei and the Company are in discussions with each Investor to determine whether it wishes to continue its investment as Tongmei advances toward an application for a Hong Kong Stock Exchange listing, or to have its investment redeemed in whole or in part. The Company has sufficient funds to redeem the Investors' investments in full should full redemption be required. The withdrawal may also result in the recognition of some or all of the deferred offering expenses associated with the STAR Market listing application and IPO.

We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities (“VIEs”). Recent statements and regulatory actions by China’s government on the use of VIEs and data security or anti-monopoly concerns have not impacted our ability to conduct our business or continue to list our common stock on the Nasdaq Global Select Market.

The following organization chart depicts the consolidated structure as of June 30, 2026:

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

On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product families manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. InP export permits represent the most significant challenge we currently face. The portal to apply for exports of indium phosphide from China opened in March 2025 and we immediately began to submit our applications. On June 11, 2025, Tongmei was informed that it had satisfied the applicable requirements for a permit to export indium phosphide and received its initial export permits from the Ministry of Commerce of the People’s Republic of China to resume shipping indium phosphide substrates to certain customers in Europe and Japan. While we continue to receive permits, we have a backlog of orders for which we have not yet received permits and as of the date of this report we still cannot predict when a permit application will be reviewed and approved. The fluidity of the export permit requirements presents an ongoing lack of certainty creates anxiety for us and for our customers. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will eventually be granted. However, the timing for receiving permits remains uncertain, unclear and beyond our control. We are actively monitoring and following up on the status of our applications. Obtaining export permits on a timely basis may result in a mismatch between our receipt of purchase orders for indium phosphide substrates and the recognition of revenue under U.S. GAAP and this may have a material adverse effect on our business, financial condition, and results of operations.

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

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We licensed to our PRC subsidiaries intellectual property and received from our PRC subsidiaries royalty payments or one-time fees. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. In the past, we sold to our PRC subsidiaries capital equipment that we purchased at the request of our PRC subsidiaries and for which we were reimbursed by the applicable PRC subsidiary. In recent years, Tongmei purchases capital equipment from suppliers in Taiwan, Japan, China, Europe or South Korea. Third, our PRC subsidiaries and PRC joint ventures pay dividends to entities within the Company’s corporate structure. For the six months ended June 30, 2026, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $2.0 million. For the year ended December 31, 2025, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $0.9 million. For the year ended December 31, 2025, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0. All of these distributions were paid to our PRC subsidiaries and the minority shareholders. For the six months ended June 30, 2026 and the year ended December 31, 2025, no transfers, dividends, or distributions were made between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business. We have no current intentions to distribute earnings to our investors under our corporate structure.

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
●

The terms of the private equity raised in China for the IPO on the STAR Market granted each Investor a right of redemption if Tongmei fails to achieve its IPO. On July 8, 2026, the STAR Market accepted Tongmei's withdrawal of its IPO application. In the event, all the Investors exercise their full redemption rights this would result in returning the $49 million cash that we raised from these Investors.

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

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates including indium phosphide, gallium arsenide and germanium wafers, and our consolidated subsidiaries sell certain raw materials, including high purity gallium (6N and 7N Ga), pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to purchase orders placed by our customers, and our terms and conditions of sale do not require customer acceptance. We account for a contract with a customer when there is a legally enforceable contract, which could be the customer’s purchase order, the rights of the parties are identified, the contract has commercial terms, and collectibility of the contract consideration is probable. The majority of our contracts have a single performance obligation to transfer products and are short term in nature, usually less than six months; however, we have recently entered into several long-term arrangements with customers. Our revenue is measured based on the consideration specified in the contract with each customer in exchange for transferring products that are generally based upon a negotiated, formula, list or fixed price. Revenue is recognized when control of the promised goods is transferred to our customer, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods.

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

In accordance with ASC Topic 326, Financial Instruments – Credit Losses current expected credit loss impairment model, we exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of June 30, 2026 and December 31, 2025, our accounts receivable, net balance was $36.7 million and $26.8 million, respectively, which was net of an allowance of $230,000 and $164,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2026 and December 31, 2025, accrued product warranties totaled $380,000 and $411,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2026 and December 31, 2025, we had an inventory reserve of $32.0 million and $28.4 million, respectively, for excess and obsolete inventory and $16,000 and $180,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of June 30, 2026, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2026 and 2025.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value. We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

Previously, as of August 1, 2023, Tongmei was required to secure permits from the applicable Chinese authorities to export gallium arsenide and germanium substrates. Materials that could be used in military applications, specifically including weapons of mass destruction, are the primary focus. We have little or no germanium imports into the U.S. and historically a relatively small value of imports of gallium arsenide wafers into the U.S. Our primary revenue generator derived from imports into the U.S. is indium phosphide substrates. In 2024, approximately 8% of our revenue was generated by sales to customers in the U.S. On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product families manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. The portal to apply for exports of indium phosphide from China opened in March 2025 and we immediately began to submit our applications. On June 11, 2025, Tongmei was informed that it had satisfied the applicable requirements for a permit to export indium phosphide and has received its initial export permits from the Ministry of Commerce of the People’s Republic of China to resume shipping indium phosphide substrates to certain customers in Europe and Japan. While we continue to receive permits, we have a backlog of orders for which we have not yet received permits and as of the date of this report we still cannot predict when a permit application will be reviewed and approved. On December 27, 2025, China’s National People’s Congress enacted substantial revisions to the Foreign Trade Law of the People’s Republic of China, effective March 1, 2026 (the “Foreign Trade Law”). The revisions to the Foreign Trade Law provide, among other things, enhanced power vested in governmental agencies to prohibit or restrict the import or export of goods and technologies for a variety of reasons set forth in Article 18 of the Foreign Trade Law, including, but not limited to, (i) safeguarding national security, (ii) where there is a domestic shortage of supply or to protect potentially depleted natural resources, (iii) in order to establish or accelerate the establishment of specific domestic industries, and (iv) other circumstances where it is necessary to prohibit or restrict the import or export of relevant goods or technologies, or take other necessary measures. The revisions also include a chapter on intellectual property introducing new trade sanctions for the infringement of intellectual property rights when such infringement endangers the order of foreign trade and targets specific licensing practices that prohibit the challenge of a license’s validity or portfolio licensing bundling. The specific prohibitions and restrictions on the import and export of goods and technologies are delegated to the Ministry of Commerce of the People’s Republic of China, among other agencies. We do not believe that the revisions will have any additional material adverse effects on our wafer substrate products beyond the current restrictions and licensing requirement. However, with the Foreign Trade Law’s enhanced power over import and export prohibitions and restrictions, no assurances can be given that additional restrictions will not be imposed in the future. The fluidity of the export permit requirements presents an ongoing lack of certainty creates anxiety for us and for our customers. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will eventually be granted. However, the timing for when permits will be granted remains uncertain, unclear and beyond our control. We are unable to estimate when we will receive the necessary export permits to resume shipping our indium phosphide substrates to the U.S. We are actively monitoring and following-up on the status of our applications.

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

Corporate Updates

On July 23, 2026 (the “Effective Date”), we entered into a Share Transfer Agreement (“Transfer Agreement”) with a shareholder of Tongmei, who owns approximately 46,074,057 of the outstanding shares of Tongmei, representing approximately 5% of the outstanding shares of Tongmei, to purchase 5,135,475 shares of Tongmei (“Tongmei Shares”) at a price of RMB 40,621,600 (approximately $6.0 million) (the “Purchase Price”). As a result of the acquisition of the Tongmei Shares, we will own approximately 86.09% of Tongmei.

On July 26, 2026, the Board adopted and approved an amendment (the “Amendment”) to our Second Amended and Restated Bylaws, effective immediately, pursuant to which Section 1.4 thereof was amended to reduce the quorum required for meetings of shareholders from a majority to thirty-three and one-third percent of all shares of stock entitled to vote at the meeting.

Discontinuation of  IPO Application on STAR Market

On July 8, 2026, the STAR Market accepted Tongmei's withdrawal of its IPO application. We intend to transfer our dedicated resources and efforts towards a listing on the Hong Kong Stock Exchange where Tongmei’s listing application will emphasize its updated business plan focusing on the development of its InP business to address the growing demand for InP substrates used in high-speed optical data transmission and artificial intelligence data center applications. Given the increase in demand for its InP wafer substrates used for high-speed optical data transmission in data centers employing artificial intelligence, we believe that the Hong Kong Stock Exchange is an attractive market to list Tongmei’s shares permitting a broader potential base of institutional and retail investors in its anticipated IPO. In connection with the redemption right of the Investors resulting from the withdrawal of the IPO application, we are in discussions with each Investor to determine whether it wishes to continue its investment as Tongmei advances toward an application for a Hong Kong Stock Exchange listing, or to have its investment redeemed in whole or in part. Based on our cash position as of the date of this Form 10-Q, we believe we have sufficient funds to redeem the Investors' investments in full should full redemption be required.

Board of Director Changes

On June 17, 2026, the Board increased the number of directors on the Board from four to five. Immediately thereafter, the Board elected Ms. Tracy Liu to the Board as a Class II director and an independent director, effective immediately. Ms. Liu’s term will expire at our 2028 annual meeting of stockholders. Ms. Liu was also appointed to serve on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

On July 16, 2026, the Board increased the number of directors on the Board from five to six. Immediately thereafter, the Board elected Mr. Jia-Bin Duh to the Board as a Class III director and an independent director, effective immediately. Mr. Duh’s term will expire at our 2028 annual meeting of stockholders. Mr. Duh was also appointed to serve on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Recent Business Updates

On June 11, 2026, Tongmei entered into a Long-term Supply Agreement (the “Casela Agreement”) with Nanjing Casela Technologies Corporation, Ltd. (“Casela”) pursuant to which Tongmei agreed to reserve production capacity and raw-material allocation for, and grant supply priority to, Casela in exchange for Casela’s binding commitment to purchase a fixed aggregate quantity of InP wafer substrates from Tongmei during the period from January 1, 2027 through December 31, 2027. During the year 2027, Casela committed to purchase an agreed upon quantity of InP substrate wafers for a total price of RMB 173,000,000 (approximately $25.4 million), to be delivered on a monthly schedule. Casela is required to pay 50% of the total purchase price as a prepayment within 15 business days after entry into the Casela Agreement, with the remaining 50% due on or before December 31, 2026. Casela is required to purchase at least 80% of the fixed aggregate quantity of InP wafer substrates and if purchases fall below 80%, Casela must pay a cancellation fee for the unpurchased quantity. To the extent Casela’s demand during the term exceeds the committed quantity, Tongmei has agreed, subject to available capacity and on terms no less favorable than those offered to similarly situated customers, to prioritize Casela’s excess demand. Order cancellation, Casela's failure to take possession of goods made available for delivery, payment delinquency exceeding 30 days or failure to reach the 80% purchase threshold each constitute a fundamental breach, upon which Tongmei may, in its sole discretion, terminate the Agreement and retain all amounts previously paid by Casela.

On June 26, 2026, we entered into a Master Development and Supply Agreement (the “Coherent Agreement”) with Coherent Corp, a Pennsylvania Corporation (“Coherent”), for the development and supply of certain agreed-upon specifications for 6-inch InP wafer substrates (the “Coherent Products”) for an initial term of three (3) years. We agreed to increase the manufacturing capacity of the Products at our Beijing, China facility in 2026 through 2028 and committed to the delivery of an agreed upon product capacity to Coherent (the “Capacity Commitment”) for a prepayment of $22,288,500 (the “Prepayment”), The Prepayment is refundable to Coherent at its sole option if the Prepayment has not been fully applied upon the expiration or termination of the Coherent Agreement. However, if Coherent fails to meet its minimum order quantity requirement, the remaining unused portion of the Prepayment will be nonrefundable and we will have the right to terminate the Coherent Agreement. Subject to any mutually agreed changes, Coherent has the right to terminate the Coherent Agreement if we fail to meet the Capacity Commitment for more than six (6) successive calendar months, and Coherent will be entitled to a refund of the unused Prepayment. To the extent there is additional capacity beyond the committed quantity, we have agreed to offer such additional capacity at the same terms to Coherent.

On July 26, 2026, we entered into a Capacity Reservation Agreement (“Lumentum Agreement”) with Lumentum Operations LLC, a Delaware limited liability company (collectively with its affiliates, “Lumentum”) for the supply and capacity reservation of InP wafer substrates (the “Lumentum Products”). We agreed to reserve a minimum annual commitment of the Lumentum Products by Lumentum (the “Product Capacity”) for a six (6) year period and to support any additional capacity that may be required, subject to extension of the term for additional one (1) year periods. In consideration for the reservation of the Product Capacity, Lumentum agreed to pay us (i) an initial deposit of $43,500,000, due within thirty (30) business days after entry into the Lumentum Agreement, and (ii) a second deposit of $43,500,000, with the timing and terms surrounding payment to be subsequently determined during calendar year 2028. The deposits will be applied as shipment credits towards the purchase of the Lumentum Products, until such deposit is exhausted. In the event that Lumentum’s actual purchase quantity during any calendar year falls below the committed Product Capacity for such calendar year (the “Annual Purchase Commitment”), subject to certain exceptions under the Lumentum Agreement,  Lumentum will be responsible for the shortfall between the Annual Purchase Commitment and the quantity actually purchased. In addition, failure to deliver the minimum annual Product Capacity by us constitutes a material breach, and we will be required to refund to Lumentum the portion of deposit, as applicable, that has not previously been applied as shipment credits. However, upon termination for convenience or changes in demand, we will retain any unallocated deposit amounts.

Results of Operations

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
Product Type:	($ in thousands)				($ in thousands)
Substrates	$37,563	$11,292	$26,271	232.7%	$56,844	$22,374	$34,470	154.1%
Raw materials and other	10,026	6,682	3,344	50.0%	17,669	14,956	2,713	18.1%
Total revenue	$47,589	$17,974	$29,615	164.8%	$74,513	$37,330	$37,183	99.6%

Revenue increased $29.6 million, or 164.8%, to $47.6 million for the three months ended June 30, 2026 from $18.0 million for the three months ended June 30, 2025. The substrate revenue increase for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily the result of higher demand for InP wafer substrates used for data center applications and in passive optical networks, as a result of additional export approvals granted by the China government. Raw materials sales increased $3.3 million, or 50.0%, to $10.0 million for the three months ended June 30, 2026 as compared to the same period in 2025. The increase in raw materials revenue for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand.

Revenue increased $37.2 million, or 99.6%, to $74.5 million for the six months ended June 30, 2026 from $37.3 million for the six months ended June 30, 2025. The substrate revenue increase for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily the result of higher demand for InP wafer substrates used for data center applications and in passive optical networks, as a result of additional export approvals granted by the China government. Raw materials sales increased $2.7 million, or 18.1%, to $17.7 million for the six months ended June 30, 2026 as compared to the same period in 2025. The increase in raw materials revenue for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand.

Revenue by Geographic Region

	Three Months Ended		2025 to 2026
	June 30,		Increase
	2026	2025	(Decrease)	% Change
	($ in thousands)
China	$30,841	$14,492	$16,349	112.8%
% of total revenue	66%	81%
Taiwan	2,483	530	1,953	368.5%
% of total revenue	5%	3%
Japan	1,462	704	758	107.7%
% of total revenue	3%	4%
Asia Pacific (excluding China, Taiwan and Japan)	3,489	427	3,062	717.1%
% of total revenue	7%	2%
Europe (primarily Germany)	9,153	1,597	7,556	473.1%
% of total revenue	19%	9%
North America (primarily the United States)	161	224	(63)	(28.1)%
% of total revenue	0%	1%
Total revenue	$47,589	$17,974	$29,615	164.8%

Revenue in China increased $16.3 million for the three months ended June 30, 2026, primarily due to higher demand for our InP wafer substrates, raw gallium sold by one of our consolidated subsidiaries and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our Ge and GaAs wafer substrates. Revenue in Taiwan increased $2.0 million, primarily due to an increase in export approvals granted by the China government for our InP wafer substrates, partially offset by lower demand for our GaAs wafer substrates. Revenue in Japan increased $0.8 million, primarily due to additional export approvals granted by the China government for our InP wafer substrates, partially offset by lower demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific increased $3.1 million, primarily due to higher demand for our InP wafer substrates, partially offset by lower demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe increased $7.6 million, primarily due to additional export approvals granted by the China government for our InP and GaAs wafer substrates. Revenue in North America decreased $63,000, primarily due to the impact of China export restrictions on our InP and GaAs wafer substrates and lower demand for pBN crucibles sold by one of our consolidated subsidiaries.

	Six Months Ended
	June 30,		Increase
	2026	2025	(Decrease)	% Change
	($ in thousands)
China	$47,406	$27,918	$19,488	69.8%
% of total revenue	64%	75%
Taiwan	3,182	1,751	1,431	81.7%
% of total revenue	4%	5%
Japan	3,008	1,422	1,586	111.5%
% of total revenue	4%	4%
Asia Pacific (excluding China, Taiwan and Japan)	5,672	1,208	4,464	369.5%
% of total revenue	8%	3%
Europe (primarily Germany)	14,877	3,698	11,179	302.3%
% of total revenue	20%	10%
North America (primarily the United States)	368	1,333	(965)	(72.4)%
% of total revenue	0%	3%
Total revenue	$74,513	$37,330	$37,183	99.6%

Revenue in China increased $19.5 million for the six months ended June 30, 2026, primarily due to higher demand for our InP wafer substrates, raw gallium sold by one of our consolidated subsidiaries and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our Ge and GaAs wafer substrates. Revenue in Taiwan increased $1.4 million, primarily due to an increase in export approvals granted by the China government for our InP wafer substrates, partially offset by lower demand for our GaAs wafer substrates. Revenue in Japan increased $1.6 million, primarily due to additional export approvals granted by the China government for our InP and GaAs wafer substrates, partially offset by lower demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific increased $4.5 million, primarily due to higher demand for our InP wafer substrates, partially offset by lower demand for our GaAs wafer substrates. Revenue in Europe increased $11.2 million, primarily due to additional export approvals granted by the China government for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our Ge wafer substrates. Revenue in North America decreased $1.0 million, primarily due to the impact of China export restrictions on our InP and GaAs wafer substrates and lower demand for pBN crucibles sold by one of our consolidated subsidiaries.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Gross profit	$21,366	$1,433	$19,933	1391.0%	$29,344	$192	$29,152	15183.3%
Gross Profit %	44.9%	8.0%			39.4%	0.5%

Gross profit increased $19.9 million, or 1391.0%, to a profit of $21.4 million for the three months ended June 30, 2026 from a profit of $1.4 million for the three months ended June 30, 2025. The increase in gross profit is attributed to higher revenue resulting in fixed costs being spread over more units and a favorable change in product mix.

Gross profit increased $29.2 million, or 15183.3%, to a profit of $29.3 million for the six months ended June 30, 2026 from a profit of $0.2 million for the six months ended June 30, 2025. The increase in gross profit is attributed to higher revenue resulting in fixed costs being spread over more units and a favorable change in product mix.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$7,292	$5,653	$1,639	29.0%	$13,843	$11,569	$2,274	19.7%
% of total revenue	15.3%	31.5%			18.6%	31.0%

Selling, general and administrative expenses increased $1.6 million, or 29.0%, to $7.3 million for the three months ended June 30, 2026 from $5.7 million for the three months ended June 30, 2025. The higher selling, general and administrative expenses were primarily from an increase in legal expenses, compensation related costs, travel related costs and license, tax and registration fees.

Selling, general and administrative expenses increased $2.3 million, or 19.7%, to $13.8 million for the six months ended June 30, 2026 from $11.6 million for the six months ended June 30, 2025. The higher selling, general and administrative expenses were primarily from an increase in compensation related costs, legal expenses, travel related costs, license, tax and registration fees and outside commissions, partially offset by lower professional services costs.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Research and development	$3,651	$2,525	$1,126	44.6%	$6,663	$5,643	$1,020	18.1%
% of total revenue	7.7%	14.0%			8.9%	15.1%

Research and development expenses increased $1.1 million, or 44.6%, to $3.7 million for the three months ended June 30, 2026 from $2.5 million for the three months ended June 30, 2025. The increase in research and development expenses for the three months ended June 30, 2026 was primarily due to an increase in use of certain materials for new product development and compensation related costs.

Research and development expenses increased $1.0 million, or 18.1%, to $6.7 million for the six months ended June 30, 2026 from $5.6 million for the six months ended June 30, 2025. The increase in research and development expenses for the six months ended June 30, 2026 was primarily due to an increase in use of certain materials for new product development, compensation related costs and utilities.

Interest Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
	($ in thousands)			($ in thousands)
Interest income (expense), net	$4,728	$(202)	$4,930	$4,829	$(471)	$5,300
% of total revenue	9.9%	(1.1)%		6.5%	(1.3)%

Interest income (expense), net increased $4.9 million to an income of $4.7 million for the three months ended June 30, 2026 from an expense of $202,000 for the three months ended June 30, 2025. The increase was primarily due to higher interest income resulting from the investment of proceeds from our secondary public offerings in the gross amount of approximately $100 million and $632.5 million, respectively, in December 2025 and April 2026.

Interest income (expense), net increased $5.3 million to an income of $4.8 million for the six months ended June 30, 2026 from an expense of $471,000 for the six months ended June 30, 2025. The increase was primarily due to higher interest income resulting from the investment of proceeds from our secondary public offerings in the gross amount of approximately $100 million and $632.5 million, respectively, in December 2025 and April 2026.

Equity in Income (Loss) of Unconsolidated Joint Venture Companies

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
	($ in thousands)			($ in thousands)
Equity in income (loss) of unconsolidated joint ventures	$417	$(171)	$588	$770	$77	$693
% of total revenue	0.9%	(1.0)%		1.0%	0.2%

The equity in income (loss) of unconsolidated joint ventures companies was income of $0.4 million for the three months ended June 30, 2026 as compared to a loss of $0.2 million for the three months ended June 30, 2025. The increase in income of $0.6 million is primarily due to stronger performance in unconsolidated joint ventures.

The equity in income of unconsolidated joint ventures companies was income of $0.8 million for the six months ended June 30, 2026 as compared to income of $0.1 million for the six months ended June 30, 2025. The increase in income of $0.7 million is primarily due to stronger performance in unconsolidated joint ventures.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		Other Income (Expense)	June 30,		Other Income (Expense)
	2026	2025	Change	2026	2025	Change
	($ in thousands)			($ in thousands)
Other income (expense), net	$(436)	$23	$(459)	$(360)	$377	$(737)
% of total revenue	(0.9)%	0.1%		(0.5)%	1.0%

Other income (expense), net decreased $0.5 million to a loss of $0.4 million for the three months ended June 30, 2026 from an income of $0.02 million for the three months ended June 30, 2025. Other income (expense), net decreased primarily due to foreign currency exchange losses in the current period compared to foreign currency exchange gains in the prior period.

Other income (expense), net decreased $0.7 million to a loss of $0.4 million for the six months ended June 30, 2026 from an income of $0.4 million for the six months ended June 30, 2025. Other income (expense), net decreased primarily due to foreign currency exchange losses in the current period compared to foreign currency exchange gains in the prior period.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
	($ in thousands)			($ in thousands)
Provision for income taxes	$2,102	$579	$1,523	$2,532	$653	$1,879
% of total revenue	4.4%	3.2%		3.4%	1.7%

Provision for income taxes increased $1.5 million to $2.1 million for the three months ended June 30, 2026 as compared to $0.6 million for the three months ended June 30, 2025. The tax expense recorded for the three months ended June 30, 2026 is the result of mainly foreign taxes, federal income taxes, and some minimum state taxes. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved for the U.S. company. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Provision for income taxes increased $1.9 million to $2.5 million for the six months ended June 30, 2026 as compared to $0.7 million for the six months ended June 30, 2025. The tax expense recorded for the six months ended June 30, 2026 is the result of mainly foreign taxes, federal income taxes, and some minimum state taxes. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved for the U.S. company. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Net (Income) loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

			Net (income) loss attributable to			Net (income) loss attributable to
	Three Months Ended		noncontrolling interests and	Six Months Ended		noncontrolling interests and
	June 30,		redeemable noncontrolling interests	June 30,		redeemable noncontrolling interests
	2026	2025	Change	2026	2025	Change
	($ in thousands)			($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(1,902)	$666	$(2,568)	$(2,037)	$1,884	$(3,921)
% of total revenue	(4.0)%	3.7%		(2.7)%	5.0%

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests increased $2.6 million to an income of $1.9 million for the three months ended June 30, 2026, from a loss of $0.7 million for the three months ended June 30, 2025, primarily due to higher profitability from our PRC subsidiaries as sales increased.

Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests increased $3.9 million to an income of $2.0 million for the six months ended June 30, 2026, from a loss of $1.9 million for the six months ended June 30, 2025, primarily due to higher profitability from our PRC subsidiaries as sales increased.

Liquidity and Capital Resources

As of June 30, 2026, our principal source of liquidity was $748.8 million, which consisted of cash of $412.2 million and restricted cash of $33.1 million and investments of $303.6 million. In the six months ended June 30, 2026, cash and restricted cash increased by $316.9 million and investments increased by $303.6 million. The increase in cash and restricted cash of $316.9 million in the six months ended June 30, 2026 was primarily due to net cash provided by financing activities of $629.4 million and the effect of exchange rate changes of $2.6 million, partially offset by net cash used in investing activities of $314.2 million and net cash used by operating activities of $0.9 million. As of June 30, 2026, we and our PRC subsidiaries held approximately $75.1 million in cash and investments in foreign bank accounts, of which $32.9 million was classified in restricted cash.

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

Net cash used in operating activities of $0.9 million for the six months ended June 30, 2026 was primarily comprised of a net change of $20.5 million in operating assets and liabilities and gain from unconsolidated joint ventures of $0.8 million, partially offset by a net income before income attributable to noncontrolling interest and redeemable noncontrolling interests of $11.5 million the adjustment for non-cash items of depreciation and amortization of $5.0 million, return of equity method investments as dividends of $2.0 million and stock-based compensation of $1.8 million and change in deferred tax assets of $0.1 million.

Net cash used in operating activities of $7.9 million for the six months ended June 30, 2025 was primarily comprised of a net loss before income attributable to noncontrolling interest and redeemable noncontrolling interests of $17.7 million and gain from equity method and fair value investments of $0.1 million, partially offset by the adjustment for non-cash items of depreciation and amortization of $4.5 million, a net change of $3.3 million in operating assets and liabilities, stock-based compensation of $1.3 million and return of equity method investments as dividends of $0.9 million.

Net cash used in investing activities of $314.2 million for the six months ended June 30, 2026 was primarily from the purchase of available-for-sale debt securities of $305.6 million and the purchase of property, plant and equipment of $8.6 million.

Net cash used in investing activities of $1.6 million for the six months ended June 30, 2025 was primarily from the purchase of property, plant and equipment of $0.8 million and investment in non-marketable equity investments of $0.8 million.

Net cash provided by financing activities was $629.4 million for the six months ended June 30, 2026, which consisted of proceeds from issuance of common stock and options exercised, net of issuance costs of $602.1 million, short-term loans of $44.4 million and long-term loans of $13.0 million, partially offset by repayment of short-term loans of $25.9 million and repayment of long-term loan of $4.2 million.

Net cash provided by financing activities was $6.6 million for the six months ended June 30, 2025, which consisted of proceeds from short-term loans of $24.4 million and long-term loan of $2.8 million, partially offset by repayment of short-term loans of $20.2 million and repayment of long-term loan of $0.5 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. As of June 30, 2026, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

Dividends accrue on our outstanding Series A preferred stock, and are payable as and when declared by our Board of Directors. We have never declared or paid any dividends on the Series A preferred stock.  By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our condensed consolidated balance sheets. As of June 30, 2026, the balance remained unchanged. At the time we pay this accrued liability, our cash will be reduced. We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

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

For the six months ended June 30, 2026 and 2025, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $2.0 million and $0.9 million, respectively. For the six months ended June 30, 2026 and 2025, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures. For the six months ended June 30, 2026, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

We have no current intentions to distribute to our investors earnings under our corporate structure. We settle amounts owed under our transfer pricing arrangements in the ordinary course of business.

The cash generated from one PRC subsidiary is not used to fund another PRC subsidiary’s operations. In the normal course of business, however, our PRC subsidiaries engage in product-related transactions with one another. None of our PRC subsidiaries has faced difficulties or limitations on their ability to transfer cash between our subsidiaries.

In connection with the Shanghai Stock Exchange process of listing Tongmei on the STAR Market and going public, we sold approximately 7.28% of Tongmei to private equity investors for approximately $49 million in the aggregate. Tongmei submitted its IPO application to the Shanghai Stock Exchange, and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022.

On July 8, 2026, the STAR Market accepted Tongmei's withdrawal of its IPO application. AXT and Tongmei intend to transfer their dedicated resources and efforts towards a listing on the Hong Kong Stock Exchange where its listing application will emphasize its updated business plan focusing on the development of the Company's InP  business to address the growing demand for InP substrates used in high-speed optical data transmission and artificial intelligence data center applications. Tongmei’s listing application on the STAR Market in 2021, which has been pending since that time, emphasized Tongmei’s GaAs” semiconductor wafer substrates and other products for micro-LEDs. Given the increase in demand for its InP wafer substrates used for high-speed optical data transmission in data centers employing artificial intelligence, the Company believes that the Hong Kong Stock Exchange is an attractive market to list Tongmei’s shares permitting a broader potential base of institutional and retail investors in its anticipated IPO.

Pursuant to the applicable Capital Investment Agreements, Tongmei’s withdrawal of its STAR Market listing application gives rise to a redemption right: each Investor has the right, but not the obligation, to require the Company or Tongmei to redeem its investment, and the Company or Tongmei has the right, but not the obligation, to redeem each Investor’s investment, in each case for a price equal to the original amount invested, without interest or any other return. Because the redemption price is fixed in RMB, the U.S. dollar amount payable will vary with the RMB/USD exchange rate. Tongmei and the Company are in discussions with each Investor to determine whether it wishes to continue its investment as Tongmei advances toward an application for a Hong Kong Stock Exchange listing, or to have its investment redeemed in whole or in part. The Company has sufficient funds to redeem the Investors' investments in full should full redemption be required.

Our bank loans and credit facilities are primarily entered into by our subsidiaries with various PRC banks and generally have original maturities of 12 months or less. These borrowings are classified as “Short-term loans” in our condensed consolidated balance sheets. As of June 30, 2026, the outstanding balance of short-term loans was $79.0 million, with interest rates ranging from 2.0% to 3.8%. Of this amount, $49.2 million was unsecured, $21.8 million was secured by the time deposit of the Company, and $8.0 million was secured by real estate properties owned by certain subsidiaries. As of December 31, 2025, the outstanding balance of short-term loans was $58.6 million, with interest rates ranging from 2.2% to 3.9%. Of this amount, $43.0 million was unsecured, $7.4 million was secured by the time deposit of the Company, and $8.2 million was secured by real estate properties owned by certain subsidiaries.

On January 30, 2024, one of our consolidated subsidiaries secured a new line of credit amounting to $9.7 million, structured as a five-year bank loan. The credit facility bears interest at a rate of 6.5% per annum on the amount drawn from the line of credit. The credit facility is collateralized by the real estate properties owned by the subsidiary. In January 2024, the subsidiary borrowed $5.8 million against the credit facility. The intended use of the credit facility is for construction projects. As of June 30, 2026, $4.4 million is included in “Other long-term liabilities” and $0.9 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In December 2023 and February 2026, two of our consolidated subsidiaries entered into financing arrangements with unrelated financing companies, receiving proceeds of approximately $2.1 million and $2.9 million, respectively. Upon the maturity of the December 2023 arrangement, the subsidiary entered into another financing arrangement in June 2026 and obtained financing in the form of notes receivable with a face value of approximately $1.9 million. According to the agreements, the subsidiaries temporarily transferred ownership of its production lines and related equipment to the financing companies, while retaining the right to use the properties in their operations. The February 2026 and June 2026 arrangements each have a term of 36 months and provide the subsidiaries with options to repurchase the production lines and related equipment at the end of the respective terms for nominal consideration of approximately $14.00 per arrangement. As of June 30, 2026, $1.3 million is included in “Other long-term liabilities” and $3.3 million is included in “Short-term loans” in our condensed consolidated balance sheets.

 In September and November 2025, one of our consolidated subsidiaries entered into a four-year bank loan totaling $0.7 million at an interest rate of 3.1%. The loan is secured by the real estate properties owned by one of our consolidated subsidiaries. As of June 30, 2026, $0.4 million is included in “Other long-term liabilities” and $0.2 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In April and June 2026, one of our consolidated subsidiaries entered into unsecured bank loan agreements with terms of 19 months and 14 months, respectively, and received aggregate proceeds of approximately $2.9 million at an interest rate of 2.5%. As of June 30, 2026, $2.9 million is included in “Other long-term liabilities” and $0.06 million is included in “Short-term loans” in our condensed consolidated balance sheets.

In April and May 2026, one of our consolidated subsidiaries entered into two bank loan agreements, each with a term of 24 months and secured by the time deposit of the Company, and received aggregate proceeds of approximately $7.1 million at an interest rate of 2.4%. As of June 30, 2026, $6.4 million is included in “Other long-term liabilities” and $0.7 million is included in “Short-term loans” in our condensed consolidated balance sheets.

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

On April 20, 2026, we filed with the SEC an automatic registration statement on Form S-3, pursuant to which we may offer common stock, warrants and/or units in one or more offerings and in any combination, which became effective upon filing on April 20, 2026 pursuant to Rule 462(e) of the Securities Act. On April 21, 2026, filed a prospectus supplement relating to an offering of 8,560,311 shares of our common stock at a public offering price of $64.25 per share and up to 1,284,046 shares of common stock subject to a 30-day option to purchase additional shares granted to the underwriters of the offering at the public offering price (the “April Offering”). The closing of the April Offering occurred on April 22, 2026. On April 22, 2026, the Underwriters exercised the option in full. Net proceeds from the offering, after deducting underwriting discounts, commissions, and other offering costs, were $600.1 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of June 30, 2026 and December 31, 2025, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. No customer accounted for more than 10% of our accounts receivable balance as of June 30, 2026 and one customer accounted for more than 10% as of December 31, 2025.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than-temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under the equity method. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other-than-temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investments under the equity method as of June 30, 2026 and December 31, 2025 totaled $14.1 million and $15.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Shareholder Class Action

On May 6, 2024, a putative shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities, against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The court transferred the case to the Northern District of California, where our headquarters are located. A lead plaintiff was appointed and an amended complaint was filed. The amended complaint asserts a putative class period from March 24, 2021 to April 3, 2024, inclusive (the “Class Period”). The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and seeks unspecified monetary relief, interest, and attorneys’ fees. On May 28, 2025, the Court granted defendants’ motion to dismiss with leave to amend. Plaintiff filed his second amended complaint on June 27, 2025. Defendants responded with a motion to dismiss the second amended complaint on July 11, 2025. The Court granted defendants’ motion to dismiss plaintiff’s second amended complaint on July 7, 2026 with leave to amend. On August 4, 2026, the plaintiff filed his third amended complaint.

Derivative Action

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by an alleged shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, then-serving directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant (together, “Defendants”). Defendants moved to dismiss on November 6, 2024, following which the plaintiff filed an amended complaint on November 20, 2024. The amended complaint asserted that the defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. On November 27, 2024, defendants again moved to dismiss. On March 17, 2025, the Court granted our motion to dismiss, holding that the plaintiff did not make a pre-suit demand on our Board of Directors and failed to plead with particularity facts sufficient to excuse the lack of a demand and also for failure to state a claim. On April 11, 2025, the plaintiff filed a notice that he did not intend to further amend his complaint. The Court entered judgment on April 14, 2025. On May 13, 2025, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit. Plaintiff-Appellant’s appeal is fully briefed.

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

●

The terms of the private equity raised by Tongmei in China grant each investor a right of redemption if the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the CSRC or Tongmei cancels the IPO application. On July 8, 2026, the STAR Market accepted Tongmei's withdrawal of its IPO application.. In the event, all the Investors exercise their full redemption rights this would result in returning the $49 million that we raised from these Investors.

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

●	Joint venture raw material companies in China bring certain risks.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.
●	Long-term supply agreements with customers, including those involving customer prepayments, may not result in anticipated revenue or profitability and create obligations to deliver products or services in the future. If we are unable to fulfill our contractual obligations or if customer demand or market conditions change, our revenue, liquidity and results could be adversely affected.

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

We may not achieve the revenues we expect under our long term supply agreement with our customers.

We have entered into long-term supply agreements with customers that include customer prepayments or other advance payments. We are currently in discussions with other customers to form similar agreements. Although these arrangements may provide increased visibility into future demand and cash flows, they do not guarantee future revenue or profitability. Our ability to recognize revenue from such arrangements depends on our ability to satisfy our contractual performance obligations, including delivering products or services in accordance with agreed-upon specifications, quantities, and delivery schedules.  In addition, customer prepayments received under these arrangements may result in obligations to provide products or services in future periods. If we are unable to fulfill these obligations, including due to production delays, supply constraints, changes in customer requirements, or other factors, we may be required to provide refunds, credits, or other concessions, which could adversely affect our financial condition and results of operations. In addition, customer demand, market conditions, technology changes, pricing pressures, or other circumstances may change after entering into long-term agreements. If customers reduce, delay, or cancel orders, or if we are unable to convert customer prepayments into recognized revenue as anticipated, our revenue, operating results, and liquidity could be adversely affected.

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

On February 4, 2025, China added indium phosphide substrates to its export control list. As a result, the three wafer substrate product families manufactured by Tongmei all require permits from China’s Ministry of Commerce before they can be exported from China. InP export permits represent the most significant challenge we currently face. The portal to apply for exports of indium phosphide from China opened in March and we immediately began to submit our applications. On June 11, 2025, Tongmei was informed that it had satisfied the applicable requirements for a permit to export indium phosphide and received its initial export permits from the Ministry of Commerce of the People’s Republic of China to resume shipping indium phosphide substrates to certain customers in Europe and Japan. While we have received some permits as of the date of this report, we cannot predict when a permit application will be reviewed and approved. On December 27, 2025, the Standing Committee of the National People’s Congress of China (“NPC”) enacted substantial revisions to the Foreign Trade Law of the People’s Republic of China, effective March 1, 2026 (the “Foreign Trade Law”). The revisions to the Foreign Trade Law provide, among other things, enhanced power vested in governmental agencies to prohibit or restrict the import or export of goods and technologies for a variety of reasons set forth in Article 18 of the Foreign Trade Law, including, but not limited to, (i) safeguarding national security, (ii) where there is a domestic shortage of supply or to protect potentially depleted natural resources, (iii) in order to establish or accelerate the establishment of specific domestic industries, and (iv) other circumstances where it is necessary to prohibit or restrict the import or export of relevant goods or technologies, or take other necessary measures. The revisions also include a chapter on intellectual property introducing new trade sanctions for the infringement of intellectual property rights when such infringement endangers the order of foreign trade and targets specific licensing practices that prohibit the challenge of a license’s validity or portfolio licensing bundling. The specific prohibitions and restrictions on the import and export of goods and technologies are delegated to the Ministry of Commerce of the People’s Republic of China, among other agencies. As mentioned above, the three wafer substrate product families manufactured by Tongmei all require permits from the Ministry of Commerce before they can be exported from China. Consequently, we do not believe that the revisions will have any additional material adverse effects on our wafer substrate products beyond the current restrictions and licensing requirement. However, with the Foreign Trade Law’s enhanced power over import and export prohibitions and restrictions, no assurances can be given that additional restrictions will not be imposed in the future. The fluidity of the export permit requirements presents an ongoing lack of certainty for us and for our customers. To our knowledge, indium phosphide is rarely used in military applications and we can reasonably expect that export permits to ship our indium phosphide substrates to the U.S. will eventually be granted. But the timing for receiving permits remains uncertain, unclear and beyond our control. Further, we consider the effects of geopolitical uncertainties between the United States and the People's Republic of China to be a risk. Obtaining export permits for the sale of our indium phosphide substrates on a timely basis may result in a mismatch between our receipt of purchase orders for indium phosphide substrates and the recognition of revenue under U.S. GAAP which may have a material adverse effect on our business, financial condition, and results of operations. We are actively monitoring and following up on the status of our applications.

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

Certain Investors of Tongmei have a right of redemption as a result of Tongmei’s withdrawal of the IPO application.

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

On July 8, 2026, the STAR Market accepted Tongmei's withdrawal of its IPO application. Tongmei’s withdrawal of the listing application gives rise to a redemption right: each Investor has the right, but not the obligation, to require the Company or Tongmei to redeem its investment, and the Company or Tongmei has the right, but not the obligation, to redeem each Investor’s investment, in each case for a price equal to the original amount invested, without interest or any other return. Because the redemption price is fixed in RMB, the U.S. dollar amount payable will vary with the RMB/USD exchange rate. Tongmei and the Company are in discussions with each Investor to determine whether it wishes to continue its investment as Tongmei advances toward an application for a Hong Kong Stock Exchange listing, or to have its investment redeemed in whole or in part. The Company has sufficient funds to redeem the Investors' investments in full should full redemption be required.

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

We have never declared or paid any cash dividends on our shares of common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. In addition, dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2026 and December 31, 2025, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders.

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

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description
3.1(1)	Certificate of Amendment to Restated Certificate of Incorporation
10.1(2)	Form of Lock-Up Agreement (April 2026)
10.2#	Long-Term Supply Agreement with Nanjing Casela Technologies Corporation
10.3#	Master Development and Supply Agreement with Coherent Corp
31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1) Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on June 9, 2026.

(2) Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on April 21, 2026.

# Pursuant to item 601(b)(10)(iv) of Regulation S-K, certain information has been excluded because it is both not material and the type of information that the registrant treats as private or confidential.

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

AXT, INC.

Dated: August 13, 2026	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)