Form 10-Q
period 2026-09-30
AXT INC
filed 2026-11-12
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2026

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

As of November 4, 2026, 65,722,351 shares, $0.001 par value, of the registrant’s common stock were outstanding.

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$485,472	$120,266
Restricted cash	41,200	8,100
Short-term investments	27,266	—
Accounts receivable, net of allowances for credit losses of $232 and $164 as of September 30, 2026 and December 31, 2025	39,685	26,849
Inventories	103,658	81,651
Prepaid expenses and other current assets	27,334	9,690
Total current assets	724,615	246,556
Long-term investments	271,956	—
Property, plant and equipment, net	194,370	161,860
Operating lease right-of-use assets	2,138	1,982
Other assets	24,801	23,353
Total assets	$1,217,880	$433,751
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,043	$12,947
Accrued liabilities	100,407	14,798
Short-term loans	72,461	62,796
Total current liabilities	190,911	90,541
Noncurrent operating lease liabilities	1,215	1,441
Other long-term liabilities	42,930	7,138
Total liabilities	235,056	99,120
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	42,287	38,056
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (Liquidation preference of $8,361 and $8,229 as of September 30, 2026 and December 31, 2025)	3,532	3,532
Common stock, $0.001 par value; 120,000 and 70,000 shares authorized as of September 30, 2026 and December 31, 2025; 65,574 and 55,337 shares issued and outstanding as of September 30, 2026 and December 31, 2025	66	55
Additional paid-in capital	944,829	339,922
Accumulated deficit	(29,693)	(64,924)
Accumulated other comprehensive loss	(5,385)	(5,295)
Total AXT, Inc. stockholders’ equity	913,349	273,290
Noncontrolling interests	27,188	23,285
Total stockholders’ equity	940,537	296,575
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,217,880	$433,751

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$73,410	$27,955	$147,923	$65,285
Cost of revenue	32,315	21,731	77,484	58,869
Gross profit	41,095	6,224	70,439	6,416
Operating expenses:
Selling, general and administrative	8,724	6,334	22,567	17,903
Research and development	3,944	1,013	10,607	6,656
Total operating expenses	12,668	7,347	33,174	24,559
Income (loss) from operations	28,427	(1,123)	37,265	(18,143)
Interest income (expense), net	5,895	(395)	10,724	(866)
Equity in income of unconsolidated joint ventures	237	515	1,007	592
Other income (expense), net	(238)	(166)	(598)	211
Income (loss) before provision for income taxes	34,321	(1,169)	48,398	(18,206)
Provision for income taxes	4,571	504	7,103	1,157
Net income (loss)	29,750	(1,673)	41,295	(19,363)
Less: Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(4,027)	(233)	(6,064)	1,651
Net income (loss) attributable to AXT, Inc.	$25,723	$(1,906)	$35,231	$(17,712)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.40	$(0.04)	$0.59	$(0.41)
Diluted	$0.39	$(0.04)	$0.57	$(0.41)
Weighted-average number of common shares outstanding:
Basic	63,827	43,842	59,474	43,701
Diluted	65,862	43,842	61,731	43,701

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income (loss)	$29,750	$(1,673)	$41,295	$(19,363)
Other comprehensive income, net of tax:
Change in foreign currency translation income, net of tax	1,878	640	4,992	2,489
Change in unrealized loss on available-for-sale debt investments, net of tax	(2,236)	—	(4,092)	—
Total other comprehensive income (loss), net of tax	(358)	640	900	2,489
Comprehensive income (loss)	29,392	(1,033)	42,195	(16,874)
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(4,388)	(363)	(7,053)	1,159
Comprehensive income (loss) attributable to AXT, Inc.	$25,004	$(1,396)	$35,142	$(15,715)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$41,295	$(19,363)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,549	6,789
Amortization of marketable securities premium	92	—
Stock-based compensation	2,866	2,017
Gain on disposal of equipment	(6)	(7)
Return of equity method investments as dividends	1,956	868
Equity in income of unconsolidated joint ventures	(1,007)	(592)
Deferred tax assets	(737)	(51)
Changes in operating assets and liabilities:
Accounts receivable	(11,917)	(7,700)
Inventories	(18,118)	9,104
Prepaid expenses and other current assets	(29,265)	4,138
Other assets	(1,357)	(3,094)
Accounts payable	4,459	(1,753)
Accrued liabilities	83,743	(2,186)
Other long-term liabilities	21,215	(5,243)
Net cash provided by (used in) operating activities	100,768	(17,073)
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,579)	(2,964)
Purchases of available-for-sale debt securities	(305,566)	—
Proceeds from sales and maturities of available-for-sale debt securities	2,160	—
Investments in non-marketable equity investments	—	(837)
Net cash used in investing activities	(325,985)	(3,801)
Cash flows from financing activities:
Proceeds from issuance of common stock and options exercised, net of issuance costs	602,052	96
Proceeds from short-term bank loans	54,034	43,255
Payments on short-term bank loans	(48,561)	(33,634)
Proceeds from long-term loans	14,457	3,177
Payments on long-term loans	(5,424)	(1,141)
Net cash provided by financing activities	616,558	11,753
Effect of exchange rate changes on cash, restricted cash and cash equivalents	6,965	6,520
Net increase (decrease) in cash, restricted cash and cash equivalents	398,306	(2,601)
Cash, restricted cash and cash equivalents at the beginning of the year	128,366	33,811
Cash, restricted cash and cash equivalents at the end of the period	$526,672	$31,210
Supplemental disclosure of non-cash flow information:
Notes receivables paid to purchase fixed assets	$14,346	$2,699
Long-term loan received in the form of a note receivable	$1,914	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$613	$—
Consideration payable in connection with construction in progress, included in accrued liabilities	$400	$846

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2026.

The condensed consolidated financial statements include the accounts of AXT and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of September 30, 2026 and December 31, 2025, we have three companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholders’ equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

There have been no material changes to the Company’s basis of consolidation, significant accounting policies, or the composition of its consolidated subsidiaries and equity method investments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2. Investments and Fair Value Measurements

Our investments consist of instruments with original maturities of more than three months. As of September 30, 2026 and December 31, 2025, our cash, restricted cash, cash equivalents and debt investments are classified as follows (in thousands):

	September 30, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Classified as:
Cash, restricted cash and cash equivalents	$526,672	$—	$—	$526,672	$128,366	$—	$—	$128,366
Investments (available-for-sale):
Certificates of deposit *	5,720	—	(41)	5,679	—	—	—	—
Corporate bonds	57,837	78	(747)	57,168	—	—	—	—
U.S. Treasury and agency securities	239,757	—	(3,382)	236,375	—	—	—	—
Total investments	303,314	78	(4,170)	299,222	—	—	—	—
Total cash, restricted cash, cash equivalents and investments	$829,986	$78	$(4,170)	$825,894	$128,366	$—	$—	$128,366
Contractual maturities on investments:
Due within 1 year **	$27,562			$27,266	$—			$—
Due after 1 through 5 years ***	275,752			271,956	—			—
	$303,314			$299,222	$—			$—

*	Certificates of deposit with original maturities of more than three months.
**	Classified as “Short-term investments” in our condensed consolidated balance sheets.
***	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a portfolio of highly marketable securities available to support our liquidity and capital needs. Although long-term investments may be sold before maturity, as of September 30, 2026, we did not intend to sell those investments within the next twelve months.

The following table summarizes the fair value and gross unrealized losses of available-for-sale debt securities, aggregated by investment category and length of time in a continuous unrealized loss position, as of September 30, 2026 (in thousands):

	In Loss Position		In Loss Position		Total In
	Less than 12 months		12 months or Greater		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2026	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$5,679	$(41)	$—	$—	$5,679	$(41)
U.S. Treasury and agency securities	236,375	(3,382)	—	—	236,375	(3,382)
Corporate bonds	51,800	(747)	—	—	51,800	(747)
Total in loss position	$293,854	$(4,170)	$—	$—	$293,854	$(4,170)

We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns. As of  September 30, 2026, we determined that the unrealized losses were attributable to changes in market interest rates rather than credit deterioration; accordingly, no allowance for credit losses was recorded.

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash balance. As of September 30, 2026 and December 31, 2025, $41.2 million and $8.1 million were included in restricted cash in our condensed consolidated balance sheets, respectively. The increase in restricted cash was primarily attributable to additional deposits pledged as collateral in connection with borrowings by the Company’s subsidiaries from PRC banks.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method, included in “Other assets” in the condensed consolidated balance sheets, totaled $14.4 million and $15.0 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, there were three companies accounted for under the equity method. There were no impairment charges for these investments during the three and nine months ended September 30, 2026 and 2025.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of September 30, 2026, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three and nine months ended September 30, 2026. There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2026.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three and nine months ended September 30, 2026 and 2025, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2026	2025
Inventories:
Raw materials	$41,984	$24,105
Work in process	58,403	53,665
Finished goods	3,271	3,881
	$103,658	$81,651

As of September 30, 2026 and December 31, 2025, carrying values of inventories were net of inventory reserves of $33.9 million and $28.4 million, respectively, for excess and obsolete inventory and $63,000 and $180,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	September 30,	December 31,
	2026	2025
Property, plant and equipment:
Machinery and equipment, at cost	$77,537	$69,909
Less: accumulated depreciation and amortization	(50,871)	(47,028)
Building, at cost	156,403	145,952
Less: accumulated depreciation and amortization	(36,206)	(31,577)
Leasehold improvements, at cost	8,656	8,112
Less: accumulated depreciation and amortization	(7,561)	(6,981)
Construction in progress	46,412	23,473
	$194,370	$161,860

As of September 30, 2026, the balance of construction in progress was $46.4 million, of which $22.9 million was related to our buildings in our new Dingxing and Kazuo locations, $1.5 million was for manufacturing equipment purchases not yet placed in service and $22.0 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2025, the balance of construction in progress was $23.5 million, of which $18.3 million was related to our buildings in our Dingxing and Kazuo locations, $1.3 million was for manufacturing equipment purchases not yet placed in service and $3.8 million was for our construction in progress for our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2026	2025
Accrued compensation and related charges	$2,607	$5,090
Preferred stock dividends payable	2,901	2,901
Payable in connection with construction in progress	1,328	1,676
Advances from customers	82,512	103
Accrued income taxes	6,106	841
Current portion of operating lease liabilities	833	579
Accrued professional services	1,600	1,023
Other tax payable	594	494
Accrued product warranty	268	411
Other personnel-related costs	434	276
Accrual for sales returns	21	48
Other accrued liabilities	1,203	1,356
	$100,407	$14,798

Note 6. Related Party Transactions

On October 29, 2026, the Company completed its previously disclosed acquisition of 5,135,475 shares of Tongmei from Beijing Bomeilian Special Ceramics Co., Ltd., a related party controlled by BoYu's general manager, for approximately $6.1 million.

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

As of September 30, 2026, the investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership
Company	2026	2025	Method	Percentage [*]
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	** 85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	** 85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	** 85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	3,122	3,122	Consolidated	**** 75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	7,331	Consolidated	*** 58.5%
	$14,211	$14,211

Beijing JiYa Semiconductor Material Co., Ltd.	$4,738	$4,428	Equity	39%
Xiaoyi XingAn Gallium Co., Ltd.	4,977	5,827	Equity	** 25%
ChaoYang KaiMei Quartz Co., Ltd.	4,708	4,713	Equity	***** 40%
	$14,423	$14,968

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** As of September 30, 2026, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $14.4 million and $15.0 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, our ownership interests in ChaoYang KaiMei, Beijing JiYa Semiconductor Material Co., Ltd. ("JiYa"), and Xiaoyi XingAn Gallium Co., Ltd (“Xiaoyi XingAn”) were 40%, 39%, and 25%, respectively. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. The equity investment entities had the following summarized statements of operations information (in thousands) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenue	$9,574	$8,870	$29,208	$24,591
Gross profit	$1,844	$1,902	$6,653	$5,708
Operating income	$1,068	$1,135	$4,177	$3,428
Net income	$816	$817	$3,493	$1,591

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2026 and 2025. Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $1.0 million and $0.4 million, respectively, for the nine months ended September 30, 2026 and 2025.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and nine months ended September 30, 2026 are as follows:

					Accumulated
			Additional		Other	AXT, Inc.		Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2025	$3,532	$55	$339,922	$(64,924)	$(5,295)	$273,290	$23,285	$296,575
Common stock options exercised	—	1	1,477	—	—	1,478	—	1,478
Stock-based compensation	—	—	1,035	—	—	1,035	—	1,035
Net income (loss)	—	—	—	(1,620)	—	(1,620)	148	(1,472)
Other comprehensive income	—	—	—	—	691	691	143	834
Balance as of March 31, 2026	3,532	56	342,434	(66,544)	(4,604)	274,874	23,576	298,450
Common stock options exercised	—	—	489	—	—	489	—	489
Stock-based compensation	—	—	762	—	—	762	—	762
Issuance of common stock, net of issuance costs of $32,417	—	10	600,073	—	—	600,083	—	600,083
Net income	—	—	—	11,128	—	11,128	1,093	12,221
Other comprehensive income (loss)	—	—	—	—	(62)	(62)	170	108
Balance as of June 30, 2026	3,532	66	943,758	(55,416)	(4,666)	887,274	24,839	912,113
Common stock options exercised	—	—	2	—	—	2	—	2
Stock-based compensation	—	—	1,069	—	—	1,069	—	1,069
Net income	—	—	—	25,723	—	25,723	2,169	27,892
Other comprehensive income (loss)	—	—	—	—	(719)	(719)	180	(539)
Balance as of September 30, 2026	$3,532	$66	$944,829	$(29,693)	$(5,385)	$913,349	$27,188	$940,537

Net income and other comprehensive income attributable to redeemable noncontrolling interests were $1.9 million and $181,000, respectively, for the three months ended September 30, 2026, and $2.7 million and $497,000, respectively, for the nine months ended September 30, 2026 and are not shown in the table above.

The changes in stockholders’ equity by component for the three and nine months ended September 30, 2025 are as follows:

					Accumulated
			Additional		Other	AXT, Inc.		Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2024	$3,532	$45	$241,514	$(43,664)	$(8,657)	$192,770	$23,561	$216,331
Stock-based compensation	—	—	563	—	—	563	—	563
Tongmei stock-based compensation	—	1	70	—	—	71	6	77
Net loss	—	—	—	(8,798)	—	(8,798)	(610)	(9,408)
Other comprehensive income	—	—	—	—	431	431	53	484
Balance as of March 31, 2025	3,532	46	242,147	(52,462)	(8,226)	185,037	23,010	208,047
Stock-based compensation	—	—	607	—	—	607	—	607
Tongmei stock-based compensation	—	—	22	—	—	22	2	24
Net loss	—	—	—	(7,008)	—	(7,008)	(233)	(7,241)
Other comprehensive income	—	—	—	—	1,056	1,056	128	1,184
Balance as of June 30, 2025	3,532	46	242,776	(59,470)	(7,170)	179,714	22,907	202,621
Common stock options exercised	—	—	96	—	—	96	—	96
Stock-based compensation	—	—	708	—	—	708	—	708
Tongmei stock-based compensation	—	—	26	—	—	26	2	28
Net income (loss)	—	—	—	(1,906)	—	(1,906)	223	(1,683)
Other comprehensive income	—	—	—	—	510	510	65	575
Balance as of September 30, 2025	$3,532	$46	$243,606	$(61,376)	$(6,660)	$179,148	$23,197	$202,345

Net income (loss) and other comprehensive loss attributable to redeemable noncontrolling interests were $10,000 and $65,000, respectively, for the three months ended September 30, 2025, and ($1.0) million and $246,000, respectively, for the nine months ended September 30, 2025 and are not shown in the table above.

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025.

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

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2025, 2024 and 2023 under this program. During the three and nine months ended September 30, 2026, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2026, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

Series A Preferred Stock

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In the quarter ended September 30, 2026 and 2025, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced. We account for the cumulative year-to-date dividends on the Series A preferred stock when calculating our earnings per share.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of revenue	$65	$50	$195	$159
Selling, general and administrative	837	585	2,173	1,535
Research and development	167	103	498	323
Net effect on net income (loss)	$1,069	$738	$2,866	$2,017

We did not capitalize any stock-based compensation to inventory as of September 30, 2026 and December 31, 2025 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes option pricing model, consistent with the provisions of ASC 718. There were no options granted in the three and nine months ended September 30, 2026 and 2025.

The following table summarizes the stock option transactions during the nine months ended September 30, 2026 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2026	835	$5.33	2.61	$9,194
Granted	—	—
Exercised	(367)	5.38
Canceled and expired	—	—
Balance as of September 30, 2026	468	$5.30	2.34	$33,720
Options exercisable as of September 30, 2026	468	$5.30	2.34	$33,720

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $77.41 on September 30, 2026, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2026 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2026	1,766	$4.23
Granted	64	$67.69
Vested	(420)	$2.23
Forfeited	(38)	$2.45
Non-vested as of September 30, 2026	1,372	$7.84

As of September 30, 2026, the unamortized compensation costs related to unvested restricted stock awards was approximately $8.5 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.

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

A summary of the status of our unvested at-risk, performance shares as of September 30, 2026 is presented below (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2026	444	$2.25
Granted	—	$—
Vested	(73)	$2.23
Forfeited	—	$—
Non-vested as of September 30, 2026	371	$2.25

As of September 30, 2026, there was $0.2 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 0.9 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to AXT, Inc.	$25,723	$(1,906)	$35,231	$(17,712)
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net income (loss) available to common stockholders	$25,679	$(1,950)	$35,099	$(17,844)
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	63,827	43,842	59,474	43,701
Effect of dilutive securities:
Common stock options	430	—	513	—
Restricted stock awards	1,605	—	1,744	—
Denominator for diluted net income (loss) per common share	65,862	43,842	61,731	43,701
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.40	$(0.04)	$0.59	$(0.41)
Diluted	$0.39	$(0.04)	$0.57	$(0.41)

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	—	1,133	—	1,133
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	55	2,325	20	2,325

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2026 and December 31, 2025, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Product Type:
Substrates	$63,750	$21,259	$120,594	$43,633
Raw Materials and Other	9,660	6,696	27,329	21,652
Total	$73,410	$27,955	$147,923	$65,285

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Geographical region:
China	$40,284	$13,145	$87,690	$41,063
Taiwan	7,367	9,045	10,549	10,796
Japan	535	1,854	3,543	3,276
Asia Pacific (excluding China, Taiwan and Japan)	9,722	347	15,394	1,555
Europe (primarily Germany)	14,823	3,424	29,700	7,122
North America (primarily the United States)	679	140	1,047	1,473
Total	$73,410	$27,955	$147,923	$65,285

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Long-lived assets by geographic region, net of depreciation:
North America	$1,646	$1,040
China	194,862	162,802
	$196,508	$163,842

Significant Customers

One customer represented 12% of our revenue for the three months ended  September 30, 2026 and two customers represented 19% and 13%, respectively of our revenue for the three months ended  September 30, 2025. Our top five customers, although not the same five customers for each period, represented 35% and 45% of our revenue for the three months ended September 30, 2026 and 2025, respectively.

No customers represented 10% of our revenue for the nine months ended September 30, 2026 and 2025. Our top five customers, although not the same five customers for each period, represented 31% and 32% of our revenue for nine months ended September 30, 2026 and 2025, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for more than 10% of our accounts receivable balance as of September 30, 2026 and one customer accounted for more than 10% of our accounts receivable balance as of December 31, 2025.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning accrued product warranty	$380	$435	$411	$451
Accruals for warranties issued	87	98	220	199
Adjustments related to pre-existing warranties including expirations and changes in estimates	(175)	94	(207)	173
Cost of warranty repair	(24)	(115)	(156)	(311)
Ending accrued product warranty	$268	$512	$268	$512

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of September 30, 2026, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

On May 6, 2024, a putative shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities, against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The court transferred the case to the Northern District of California, where our headquarters are located. A lead plaintiff was appointed and an amended complaint was filed. The amended complaint asserts a putative class period from March 24, 2021 to April 3, 2024, inclusive (the “Class Period”). The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and seeks unspecified monetary relief, interest, and attorneys’ fees. On May 28, 2025, the Court granted defendants’ motion to dismiss with leave to amend. Plaintiff filed his second amended complaint on June 27, 2025. Defendants responded with a motion to dismiss the second amended complaint on July 11, 2025. The Court granted defendants’ motion to dismiss plaintiff’s second amended complaint on July 7, 2026 with leave to amend. On August 4, 2026, the plaintiff filed his third amended complaint. On September 15, 2026, Defendants moved to dismiss the third amended complaint. Plaintiffs filed their opposition to the motion to dismiss on October 30, 2026, and Defendants’ reply is due on November 20, 2026. A hearing on the motion is scheduled for December 11, 2026.

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by an alleged shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, then-serving directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant (together, “Defendants”). Defendants moved to dismiss on November 6, 2024, following which the plaintiff filed an amended complaint on November 20, 2024. The amended complaint asserted that the defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. On November 27, 2024, defendants again moved to dismiss. On March 17, 2025, the Court granted our motion to dismiss, holding that the plaintiff did not make a pre-suit demand on our Board of Directors and failed to plead with particularity facts sufficient to excuse the lack of a demand and also for failure to state a claim. On April 11, 2025, the plaintiff filed a notice that he did not intend to further amend his complaint. The Court entered judgment on April 14, 2025. On May 13, 2025, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit. Plaintiff-Appellant’s appeal is fully briefed. The Ninth Circuit has indicated that the appeal is being considered for oral argument in February or March 2027.

It is not possible at this time to reasonably assess the final outcomes of these litigations or to reasonably estimate the possible loss or range of loss with respect to these litigations. We believe these claims to be meritless and intend to vigorously defend against them.

Note 13. Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2026 and 2025, includes a grant of $0.1 million and $0.1 million, respectively, from government agencies as awards for technological innovation and job creation. Other income (expense), net for the nine months ended September 30, 2026  and 2025, includes a grant of $0.5 million and $0.6 million, respectively, from government agencies as awards for technological innovation and job creation.

In addition, we incurred a foreign currency transaction exchange loss of $359,000 and $40,000 for the three months ended September 30, 2026 and 2025, respectively. We incurred a foreign currency transaction exchange loss of $750,000 and a gain of $47,000 for the nine months ended September 30, 2026  and 2025, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and nine months ended September 30, 2026 includes no interest and penalties. As of September 30, 2026, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and nine months ended September 30, 2026 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards.

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

California Senate Bill 167 was signed into law by the acting governor on June 27, 2024. The bill makes several tax changes designed to alleviate the 2024-2025 budget. For tax years beginning on or after January 1, 2024, and before January 1, 2027, net operating losses (NOLs) are suspended for both corporate and personal income taxes. The suspension will not apply to any taxpayer with net business income or modified adjusted income of less than $1 million. Another provision in Senate Bill 167 limits the use of credits for tax years beginning on or after January 1, 2024, and before January 1, 2027. During this period, a business (including all taxpayers that are members of a combined report) may claim a total of only $5 million in credits under both the Corporation and Personal Income Tax laws (including the carryover of any business credit). Bill 167 is expected to have an immaterial effect on our condensed consolidated financial statements.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of September 30, 2026. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability.

As of September 30, 2026, the aggregate transaction value allocated to the remaining performance obligations was approximately $293.5 million, excluding applicable taxes. Of this total, we expect to recognize approximately $15.5 million as revenue during the remainder of 2026, approximately $196.4 million during 2027, and approximately $81.6 million thereafter, as the related products are delivered and control transfers to customers. The agreements require aggregate contractual advance payments of approximately $179.5 million, of which approximately $92.4 million had been received as of September 30, 2026. These advances are applied against future shipments, and unused advances may be refundable under conditions specified in the respective agreements.

The following table reflects contract liabilities by classification on the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2026	2025
Current Contract liabilities, included in "Accrued liabilities"	$82,512	$103
Noncurrent Contract liabilities, included in "Other long-term liabilities"	25,707	—
Total contract liabilities	$108,219	$103

During the three and nine months ended September 30, 2026, the Company recognized $2,000 and $31,000, respectively, of revenue that was included in the contract balances as of December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized $12,000 and $1.6 million, respectively, of revenue that was included in the contract balances as of December 31, 2024.

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

As of September 30, 2026, the outstanding balance of short-term loans was $66.8 million, with interest rates ranging from 2.0% to 3.5%. Of this amount, $31.5 million was unsecured, $29.5 million was secured by the time deposit of the Company, and $5.8 million was secured by real estate properties owned by certain subsidiaries. As of December 31, 2025, the outstanding balance of short-term loans was $58.6 million, with interest rates ranging from 2.2% to 3.9%. Of this amount, $43.0 million was unsecured, $7.4 million was secured by the time deposit of the Company, and $8.2 million was secured by real estate properties owned by certain subsidiaries. Time deposit pledged as collateral is classified as restricted cash and presented separately in the condensed consolidated balance sheets.

Long-term Loans

Our subsidiaries have long-term borrowings from PRC banks with original terms ranging from 14 months to five years and interest rates ranging from 2.4% to 6.5%. These borrowings include unsecured loans and loans secured by subsidiary real estate or Company time deposits. Pledged time deposits are classified as restricted cash.

Our subsidiaries also have equipment financing arrangements with unrelated financing companies, with original terms of 36 months and effective interest rates of 3.8% to 4.2%. Under these arrangements, the subsidiaries temporarily transferred ownership of its production lines and related equipment to the financing companies, while retaining the right to use the properties in their operations. Outstanding equipment financing obligations totaled approximately $4.3 million as of September 30, 2026.

As of September 30, 2026, $15.5 million is included in “Other long-term liabilities” and $5.7 million is included in “Short-term loans” in our condensed consolidated balance sheets.

As of September 30, 2026, the maturities of our long-term loan liabilities in five years (including current portion) are as follows (in thousands):

Maturity of long-term loans
2026 (remaining 3 months)	$2,701
2027	5,982
2028	8,779
2029	3,641
2030	—

In summary, short-term loans of $72.5 million included under “Short-term loans” in our condensed consolidated balance sheet at September 30, 2026, consisted of $66.8 million of short-term bank loans and $5.7 million of the current portion of long-term debt. Long-term loans of $15.5 million included under “Other long-term liabilities” in our condensed consolidated balance sheet at September 30, 2026. These borrowings were subject to customary lending arrangements. As of September 30, 2026, the Company was in compliance with all applicable covenants.

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

As of September 30, 2026, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2026	$195
2027	914
2028	876
2029	187
2030	—
Thereafter	—
Total minimum lease payments	2,172
Less: Interest	(124)
Present value of lease obligations	2,048
Less: Current portion, included in accrued liabilities	(833)
Long-term portion of lease obligations	$1,215

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	2.56	3.29
Weighted-average discount rate	4.60%	5.00%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$700	$466

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease	$216	$161	$566	$482
Short-term lease expense	30	31	92	114
Total	$246	$192	$658	$596

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

Pursuant to the Capital Investment Agreements with the Investors, each Investor had the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the Chinese Securities Regulatory Commission (“CSRC”) or Tongmei cancels the IPO application. The aggregate redemption amount was approximately $49 million, subject to the foreign exchange rate variable at time of redemption.

Although each Investor had the right to require the redemption of its shares at the original value, no Investor elected to be redeemed. To show good faith to the Investors, Tongmei allowed each Investor to retain its shares in exchange for surrendering any future right of redemption. Twelve of the thirteen Investors agreed. One Investor’s internal rules required an exit, resulting in the transfer of some of its shares to a third party with the balance repurchased by Tongmei, subsequent to September 30, 2026.

The components of the change in redeemable noncontrolling interests for the nine months ended September 30, 2026 are presented in the following table (in thousands):

Balance as of January 1, 2026	$38,056
Equity issuance costs incurred	(929)
Stock-based compensation attributable to redeemable noncontrolling interests	—
Net income attributable to redeemable noncontrolling interests	2,653
Effect of foreign currency translation on redeemable noncontrolling interests	2,010
Effect of foreign currency translation attributable to redeemable noncontrolling interests	497
Balance as of September 30, 2026	$42,287

Note 19. Recent Accounting Pronouncements

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

Note 20. Subsequent Events

On October 27, 2026, Tongmei and the Company, as Tongmei’s controlling shareholder, entered into a Share Subscription Agreement, a Supplemental Agreement (Investor’s Rights Agreement) and a Redemption Support Agreement (collectively, the “Tongmei Financing Agreements”) with BNK-B3 HK Holdings Limited, a Hong Kong limited liability company managed by a leading Asia asset manager (the “Lead Investor”), and certain other institutional investors, including an affiliate of an existing customer (collectively, the “New Investors”). The Tongmei Financing Agreements provide for an investment by the New Investors of a minimum of RMB 1,912,350,000 (approximately $285 million) and up to a maximum of RMB 3,668,639,053.25 (approximately $545 million) in ordinary shares of Tongmei, in one or more closings, subject to customary closing conditions, including approval by Tongmei’s shareholders and receipt of required filings from applicable governmental authorities. The Share Subscription Agreement will terminate if the Lead Investor’s closing of the minimum investment has not occurred by December 20, 2026, subject to the parties reasonably considering an extension if required governmental approvals are pending, and additional designated investors must close by December 31, 2026. The Company agreed to recapitalize Tongmei by subscribing for 342,998,797 ordinary shares of Tongmei for the RMB equivalent of $400 million on or prior to the closing. Assuming the maximum investment, we believe that the Company will own approximately 73.40% of Tongmei following the transaction. The New Investors will have a board designee, consent, information and preemptive rights, a liquidation preference and priority on profit distributions. Each New Investor has the right to require Tongmei to redeem its shares upon certain events, including if Tongmei has not completed a Qualified IPO (as defined in the Tongmei Financing Agreements) by the third anniversary of the closing date, at a price equal to the subscription price plus 8% per annum, compounded annually, plus any declared or accrued but unpaid dividends, and the Company may, but is not obligated to, elect to purchase such shares instead of Tongmei for cash (which may be satisfied with an unsecured promissory note), shares of AXT common stock (if agreed conditions are satisfied), or a combination thereof. No closing has occurred as of the date of this report, and there can be no assurance that any closing will occur.

On  October 29, 2026, the Company completed its previously disclosed acquisition of 5,135,475 shares of Tongmei from Beijing Bomeilian Special Ceramics Co., Ltd., a related party controlled by BoYu's general manager, for approximately $6.1 million.

In November 2026, Tongmei entered into a Property Rights Transfer Agreement with Beijing Tongzhou Development Group Co., Ltd., through the Beijing Equity Exchange, to acquire 100% of the equity interests of Beijing Pujia Technology Industry Development Co., Ltd., which holds state-owned industrial land-use rights totaling approximately 69,452 square meters in Tongzhou District, Beijing, for RMB 115,132,900 (approximately $17.2 million). The acquisition is intended to support the Company's future manufacturing capacity expansion in China.

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

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the Company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this Quarterly Report on Form 10-Q. These uncertainties and factors include, but are not limited to: the receipt of export permits to export indium phosphide wafers from China, as well as our other wafer products, and the timing of such export permit approvals, the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, revenues from long-term supply agreements with customers, Tongmei's intended IPO application on the Hong Kong Stock Exchange or other exchange, the completion of Tongmei’s October 2026 equity financing and the redemption and other rights of the investors in that financing, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China; outbreaks of a contagious disease; tariffs and other trade war issues; export restrictions in China; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Quarterly Report on Form 10-Q, including those set forth under the section entitled “Risk Factors” in Part II, Item 1A below. All forward-looking statements are based upon management’s views as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Part II, Item 1A below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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

Our supply chain strategy includes several consolidated raw material companies. One of these consolidated companies produces pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 °C to 1,500 °C) growth process of single crystal ingots, effusion rings when growing OLED (Organic Light Emitting Diode) tools, epitaxial layer growth in MOCVD (Metal-Organic Chemical Vapor Deposition) reactors and MBE (Molecular Beam Epitaxy) reactors. We use these pBN crucibles in our own ingot growth processes and they are also sold in the open market to other companies. A second consolidated company converts raw gallium to purified gallium. We use purified gallium in producing our GaAs substrates and it is also sold in the open market to other companies for use in producing magnetic materials, high temperature thermometers, single crystal ingots, including gallium arsenide, gallium nitride, gallium antimonite and gallium phosphide ingots, and other materials and alloys. In addition to purified gallium, the second consolidated company also produces InP base material which we then use to grow single crystal ingots. Our substrate product group generated 67%, 68%, and 63% of our consolidated revenue and our raw materials product group generated 33%, 32%, and 37% for 2025, 2024, and 2023, respectively.

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

Pursuant to the Capital Investment Agreements with the Investors, each Investor had the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the Chinese Securities Regulatory Commission (“CSRC”) or Tongmei cancels the IPO application. The aggregate redemption amount was approximately $49 million, subject to the foreign exchange rate variable at time of redemption.

Although each Investor had the right to require the redemption of its shares at the original value, no Investor elected to be redeemed. To show good faith to the Investors, Tongmei allowed each Investor to retain its shares in exchange for surrendering any future right of redemption. Twelve of the thirteen Investors agreed. One Investor’s internal rules required an exit, resulting in the transfer of some of its shares to a third party with the balance repurchased by Tongmei, subsequent to September 30, 2026.

We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities (“VIEs”). Recent statements and regulatory actions by China’s government on the use of VIEs and data security or anti-monopoly concerns have not impacted our ability to conduct our business or continue to list our common stock on the Nasdaq Global Select Market.

The following organization chart depicts the consolidated structure as of September 30, 2026:

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

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. In 2024, 8% of our total worldwide revenue was from sales in North America, primarily in the U.S. Indium phosphide substrates are the primary revenue generator derived from imports into the U.S. This revenue has been impacted by additional tariffs imposed by the United States and by export controls implemented by China. As such, in 2025, only approximately 2% of our revenue was generated by sales to customers in North America. On February 20, 2026, the U.S. Supreme Court invalidated many of the global tariffs previously imposed under the International Emergency Economic Powers Act of 1977 (the "IEEPA") and the U.S. Customs and Border Protection subsequently announced that IEEPA-based tariff provisions would be terminated effective February 24, 2026. However, tariffs imposed under other authorities, including Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974, remain in effect, and the U.S. government has indicated that it may pursue additional or replacement tariffs under alternative legal authorities, including temporary measures under Section 122 of the Trade Act of 1974. If maintained, these announced new tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, could affect our business and results of operations. We continue to monitor developments closely, including pending legal challenges to certain tariff authorities, updated guidance from regulators, retaliatory measures, resolution of trade agreements and ongoing negotiations with additional trade partners.

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

We have created a vertically integrated supply chain and transfer cash through our corporate structure in three ways. First, we capitalize our investments in our PRC subsidiaries. We licensed to our PRC subsidiaries intellectual property and received from our PRC subsidiaries royalty payments or one-time fees. Second, we use transfer pricing arrangements to buy from our PRC subsidiaries and PRC joint ventures wafers and raw materials. We review the terms of the transfer pricing arrangements annually with our independent registered public accounting firm. In the past, we sold to our PRC subsidiaries capital equipment that we purchased at the request of our PRC subsidiaries and for which we were reimbursed by the applicable PRC subsidiary. In recent years, Tongmei purchases capital equipment from suppliers in Taiwan, Japan, China, Europe or South Korea. Third, our PRC subsidiaries and PRC joint ventures pay dividends to entities within the Company’s corporate structure. For the nine months ended September 30, 2026, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $2.0 million. For the year ended December 31, 2025, the aggregate dividends paid to the Company, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $0.9 million. For the year ended December 31, 2025, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0. All of these distributions were paid to our PRC subsidiaries and the minority shareholders. For the nine months ended September 30, 2026 and the year ended December 31, 2025, no transfers, dividends, or distributions were made between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business and the dividends and distributions disclosed above. We have no current intentions to distribute earnings to our investors under our corporate structure.

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

●	Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.
●	Escalating and volatile trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequences in China.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.
●	In October 2026, Tongmei and AXT entered into agreements with New Investors for an investment of approximately $285 million to $545 million in Tongmei, subject to required applicable PRC governmental filings. The New Investors will have the right to require Tongmei to redeem their shares upon certain events, including if Tongmei does not complete a qualifying IPO within three years, which could require significant cash payments by Tongmei or, if we elect to purchase the shares, by us, or the issuance of our common stock.
●	We are subject to foreign exchange gains and losses that may materially impact our statement of operations.
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

In accordance with ASC Topic 326, Financial Instruments – Credit Losses current expected credit loss impairment model, we exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and reasonable and supportable forecasts of future economic conditions. Uncollectible receivables are recorded as provision for credit losses when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of September 30, 2026 and December 31, 2025, our accounts receivable, net balance was $39.7 million and $26.8 million, respectively, which was net of an allowance of $232,000 and $164,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for credit losses would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2026 and December 31, 2025, accrued product warranties totaled $268,000 and $411,000, respectively. The decrease in accrued product warranties is primarily attributable to adjustments related to pre-existing warranties, including expirations and changes in estimates. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2026 and December 31, 2025, we had an inventory reserve of $33.9 million and $28.4 million, respectively, for excess and obsolete inventory and $63,000 and $180,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of September 30, 2026, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2026 and 2025.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value. We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

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

Economic Challenges, Risks and Uncertainties

The Company has been impacted by escalating trade tensions and regulations. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On February 4, 2025, China added indium phosphide substrates to its export control list. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. InP export permits represent the most significant challenge we currently face. On February 20, 2026, the U.S. Supreme Court invalidated many of the global tariffs previously imposed under the International Emergency Economic Powers Act of 1977; however, tariffs imposed under other authorities remain in effect, and the U.S. government has indicated that it may pursue additional or replacement tariffs under alternative legal authorities, including temporary measures under Section 122 of the Trade Act of 1974. Due to the uncertainties pertaining to export restrictions in China and tariffs and tariff levels in the United States, it is difficult for us to reliably forecast the short-term or ongoing impact to our business or that of our customers, but it is expected that tariffs and export regulations will negatively impact our revenues, profitability and cash flows. We are closely monitoring the fluid nature of both export permits and their impact on our operations. More broadly, we will continue to monitor the macroeconomic conditions and evaluate the financial and operational impact of ongoing trade policies.

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

Corporate Updates

As previously disclosed, on July 23, 2026, we entered into a Share Transfer Agreement with a related party shareholder of Tongmei, who owned approximately 46,074,057 of the outstanding shares of Tongmei, representing approximately 5% of the outstanding shares of Tongmei, to purchase 5,135,475 shares of Tongmei at a price of RMB 40,621,600 (approximately $6.1 million). This acquisition closed on October 29, 2026.

In November 2026, Tongmei entered into a Property Rights Transfer Agreement with Beijing Tongzhou Development Group Co., Ltd., through the Beijing Equity Exchange, to acquire 100% of the equity interests of Beijing Pujia Technology Industry Development Co., Ltd., which holds state-owned industrial land-use rights totaling approximately 69,452 square meters in Tongzhou District, Beijing, for RMB 115,132,900 (approximately $17.2 million). The acquisition is intended to support the Company's future manufacturing capacity expansion in China.

Discontinuation of IPO Application on STAR Market

On July 8, 2026, the STAR Market accepted Tongmei's withdrawal of its IPO application. We intend to transfer our dedicated resources and efforts towards a listing on the Hong Kong Stock Exchange where Tongmei’s listing application will emphasize its updated business plan focusing on the development of its InP business to address the growing demand for InP substrates used in high-speed optical data transmission and artificial intelligence data center applications. Given the increase in demand for its InP wafer substrates used for high-speed optical data transmission in data centers employing artificial intelligence, we believe that the Hong Kong Stock Exchange is an attractive market to list Tongmei’s shares permitting a broader potential base of institutional and retail investors in its anticipated IPO. Although each Investor had the right to require the redemption of its shares at the original value, no Investor elected to be redeemed. To show good faith to the Investors, Tongmei allowed each Investor to retain its shares in exchange for surrendering any future right of redemption. Twelve of the thirteen Investors agreed. One Investor’s internal rules required an exit, resulting in the transfer of some of its shares to a third party with the balance repurchased by Tongmei, subsequent to September 30, 2026.

Tongmei October Financing

On October 27, 2026, Tongmei and AXT, as Tongmei’s controlling shareholder, entered into a Share Subscription Agreement, a Supplemental Agreement (Investor’s Rights Agreement) and a Redemption Support Agreement (collectively, the “Tongmei Financing Agreements”) with BNK-B3 HK Holdings Limited, a Hong Kong limited liability company managed by a leading Asia asset manager (the “Lead Investor”), and certain other institutional investors, including an affiliate of an existing customer (collectively, the “New Investors”), providing for an investment by the New Investors of a minimum of RMB 1,912,350,000 (approximately $285 million) (the “Minimum Amount”) and up to a maximum of RMB 3,668,639,053.25 (approximately $545 million) (the “Maximum Amount”) in ordinary shares of Tongmei, in one or more closings. Concurrently, we agreed to recapitalize Tongmei by subscribing for 342,998,797 ordinary shares of Tongmei for the RMB equivalent of $400 million on or prior to the closing. Tongmei intends to use the proceeds for further expansion of its manufacturing capacity for its InP substrates, expansion of its principal business operations, capital expenditures and general working capital. Assuming the Maximum Amount is invested, we believe that we will own approximately 73.40% of Tongmei following the transaction, down from approximately 85.5% before this transaction. The closing of the Minimum Amount is subject to customary conditions, including receipt of required filings from applicable governmental authorities. Additional institutional investors designated by Tongmei or by the Lead Investor with Tongmei’s approval may participate within the Maximum Amount on the same price and terms if their closing is completed by December 31, 2026. If the closing of the Minimum Amount by the Lead Investor has not occurred by December 20, 2026, the Share Subscription Agreement will terminate, although the parties agreed to reasonably consider an extension if required governmental approvals are still pending. The Lead Investor may also terminate the Share Subscription Agreement before closing if Tongmei or AXT materially breaches the Tongmei Financing Agreements and fails to cure within fifteen business days, or if their representations are not true in all material respects.

Under the Supplemental Agreement (Investor’s Rights Agreement), Tongmei, AXT and the New Investors will use reasonable best efforts to achieve a Qualified IPO of Tongmei as soon as possible after the closing. A “Qualified IPO” means the first underwritten public offering of Tongmei’s equity securities on a qualified exchange, including the Main Board of the Hong Kong Stock Exchange, at an offering price per share that would enable each New Investor to achieve an annual internal rate of return of at least 13%, compounded annually. The Lead Investor will have the right to nominate one director to Tongmei’s nine-member board, and we will nominate the other eight directors. The Lead Investor will also have consent rights over certain transactions that may adversely affect the New Investors’ investment and, so long as the New Investors collectively hold more than 4.5% of Tongmei’s ordinary shares, certain information and inspection rights. The New Investors will have preemptive rights on new issuances of Tongmei securities, other than securities issued in a Qualified IPO, under an equity incentive plan or in a board-approved transaction whose primary purpose is not fundraising, as well as a liquidation preference on a sale or liquidation of Tongmei and priority on Tongmei profit distributions.

Each New Investor has the right, but not the obligation, to require Tongmei to redeem its shares if (i) Tongmei has not completed a Qualified IPO by the third anniversary of the closing date; (ii) a material breach of a transaction document by Tongmei or AXT, a material violation of applicable law by Tongmei (or certain of its subsidiaries) or AXT (or any of its subsidiaries), or a final criminal conviction of Tongmei, its subsidiaries or AXT, or of any officer, director or employee of Tongmei relating to Tongmei’s business, occurs and has resulted in, or would reasonably be expected to result in, a material adverse effect that is not cured within fifteen business days; (iii) Tongmei becomes bound, without the Lead Investor’s consent, by redemption obligations to other holders at more than $2.3360 per share or exceeding $50 million in the aggregate; or (iv) a change of control of Tongmei or of AXT occurs (in the case of AXT, only if our common stock ceases to be registered under Section 12(b) of the Exchange Act), other than a permitted drag-along or co-sale transaction. The redemption price per share equals the subscription price plus a return of 8% per annum, compounded annually from the closing date to the exit date, plus any declared or accrued but unpaid dividends or distributions.

Under the Redemption Support Agreement, upon a New Investor’s exercise of its redemption right, we may, but are not obligated to, elect to purchase the shares at the redemption price instead of Tongmei. We may pay in cash (which we may satisfy with an unsecured promissory note), in shares of our common stock valued at the volume-weighted average price on Nasdaq over the 90 consecutive trading days ending on the trading day before the exit date (only if agreed conditions are satisfied), or in a combination of cash and common stock, with the same form of payment applying to all exercising New Investors. Any promissory note will bear interest at 8% per annum, and we must prepay, nine months after issuance, the lesser of the note principal and 100% of the New Investor’s original subscription amount, with the balance due one year after the exit date, extendable at our option for one additional year. The New Investors will also have a co-sale right on transfers of Tongmei equity securities by us, and we will have a drag-along right to require the New Investors to join in a sale of all of Tongmei’s equity securities to a non-affiliate for cash or freely tradable listed securities if the New Investors receive at least the greater of 1.5 times their investment or a 13% annual internal rate of return. We intend to file the Tongmei Financing Agreements as exhibits to our Annual Report on Form 10-K for the fiscal year ending December 31, 2026. No assurance can be given that the New Investors will invest the Maximum Amount or that any closing will occur. See “Risk Factors” in Part II, Item 1A.

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
Product Type:	($ in thousands)				($ in thousands)
Substrates	$63,750	$21,259	$42,491	199.9%	$120,594	$43,633	$76,961	176.4%
Raw materials and other	9,660	6,696	2,964	44.3%	27,329	21,652	5,677	26.2%
Total revenue	$73,410	$27,955	$45,455	162.6%	$147,923	$65,285	$82,638	126.6%

Revenue increased $45.5 million, or 162.6%, to $73.4 million for the three months ended September 30, 2026 from $28.0 million for the three months ended September 30, 2025. The substrate revenue increase for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily the result of higher demand for InP wafer substrates used for data center applications and in passive optical networks and GaAs wafer substrates, as a result of additional export approvals granted by the China government. Raw materials sales increased $3.0 million, or 44.3%, to $9.7 million for the three months ended September 30, 2026 as compared to the same period in 2025. The increase in raw materials revenue for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand.

Revenue increased $82.6 million, or 126.6%, to $147.9 million for the nine months ended September 30, 2026 from $65.3 million for the nine months ended September 30, 2025. The substrate revenue increase for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily the result of higher demand for InP wafer substrates used for data center applications and in passive optical networks and GaAs wafer substrates, as a result of additional export approvals granted by the China government, partially offset by lower demand for our Ge wafer substrates. Raw materials sales increased $5.7 million, or 26.2%, to $27.3 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase in raw materials revenue for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand.

Revenue by Geographic Region

	Three Months Ended		2025 to 2026
	September 30,		Increase
	2026	2025	(Decrease)	% Change
	($ in thousands)
China	$40,284	$13,145	$27,139	206.5%
% of total revenue	55%	47%
Taiwan	7,367	9,045	(1,678)	(18.6)%
% of total revenue	10%	32%
Japan	535	1,854	(1,319)	(71.1)%
% of total revenue	1%	7%
Asia Pacific (excluding China, Taiwan and Japan)	9,722	347	9,375	2701.7%
% of total revenue	13%	1%
Europe	14,823	3,424	11,399	332.9%
% of total revenue	20%	12%
North America	679	140	539	385.0%
% of total revenue	1%	1%
Total revenue	$73,410	$27,955	$45,455	162.6%

Revenue in China increased $27.1 million for the three months ended September 30, 2026, primarily due to higher demand for our InP wafer substrates, GaAs and raw gallium sold by one of our consolidated subsidiaries and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our Ge wafer substrates. Revenue in Taiwan decreased $1.7 million, primarily due to the impact of China export restrictions on our InP wafer substrates and lower demand for our GaAs wafer substrates. Revenue in Japan decreased $1.3 million, primarily due to the impact of China export restrictions on our InP wafer substrates and lower demand for our GaAs wafer substrates. Revenue in Asia Pacific increased $9.4 million, primarily due to higher demand for our InP and GaAs wafer substrates, partially offset by lower demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe increased $11.4 million, primarily due to additional export approvals granted by the China government for our InP and GaAs wafer substrates. Revenue in North America increased $0.5 million, primarily due to additional export approvals granted by the China government for our InP wafer substrates.

	Nine Months Ended
	September 30,		Increase
	2026	2025	(Decrease)	% Change
	($ in thousands)
China	$87,690	$41,063	$46,627	113.5%
% of total revenue	60%	63%
Taiwan	10,549	10,796	(247)	(2.3)%
% of total revenue	7%	17%
Japan	3,543	3,276	267	8.2%
% of total revenue	2%	5%
Asia Pacific (excluding China, Taiwan and Japan)	15,394	1,555	13,839	890.0%
% of total revenue	10%	2%
Europe	29,700	7,122	22,578	317.0%
% of total revenue	20%	11%
North America	1,047	1,473	(426)	(28.9)%
% of total revenue	1%	2%
Total revenue	$147,923	$65,285	$82,638	126.6%

Revenue in China increased $46.6 million for the nine months ended September 30, 2026, primarily due to higher demand for our InP and GaAs wafer substrates, raw gallium sold by one of our consolidated subsidiaries and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our Ge wafer substrates. Revenue in Taiwan decreased $0.2 million, primarily due to lower demand for our GaAs wafer substrates, partially offset by an increase in export approvals granted by the China government for our InP wafer substrates. Revenue in Japan increased $0.3 million, primarily due to additional export approvals granted by the China government for our InP and GaAs wafer substrates, partially offset by lower demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific increased $13.8 million, primarily due to higher demand for our InP wafer substrates, partially offset by lower demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe increased $22.6 million, primarily due to additional export approvals granted by the China government for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our Ge wafer substrates. Revenue in North America decreased $0.4 million, primarily due to the impact of China export restrictions on our InP wafer substrates and lower demand for pBN crucibles sold by one of our consolidated subsidiaries.

Gross Profit

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Gross profit	$41,095	$6,224	$34,871	560.3%	$70,439	$6,416	$64,023	997.9%
Gross Profit %	56.0%	22.3%			47.6%	9.8%

Gross profit increased $34.9 million, or 560.3%, to a profit of $41.1 million for the three months ended September 30, 2026 from a profit of $6.2 million for the three months ended September 30, 2025. The increase in gross profit is attributed to higher revenue resulting in fixed costs being spread over more units and a favorable change in product mix, a migration to larger diameters—particularly 3-inch substrate moving to 4-inch substrate and a general price increase in the InP product line resulting from industrywide shortages of InP wafer substrates.

Gross profit increased $64.0 million, or 997.9%, to a profit of $70.4 million for the nine months ended September 30, 2026 from a profit of $6.4 million for the nine months ended September 30, 2025. The increase in gross profit is attributed to the same factors and dynamics as described for the quarter.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$8,724	$6,334	$2,390	37.7%	$22,567	$17,903	$4,664	26.1%
% of total revenue	11.9%	22.7%			15.3%	27.4%

Selling, general and administrative expenses increased $2.4 million, or 37.7%, to $8.7 million for the three months ended September 30, 2026 from $6.3 million for the three months ended September 30, 2025. The higher selling, general and administrative expenses were primarily from an increase in legal expenses, compensation related costs, travel related costs and license, tax and registration fees.

Selling, general and administrative expenses increased $4.7 million, or 26.1%, to $22.6 million for the nine months ended September 30, 2026 from $17.9 million for the nine months ended September 30, 2025. The higher selling, general and administrative expenses were primarily from an increase in compensation related costs, legal expenses, travel related costs, license, tax and registration fees and outside commissions, partially offset by lower professional services costs.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Research and development	$3,944	$1,013	$2,931	289.3%	$10,607	$6,656	$3,951	59.4%
% of total revenue	5.4%	3.6%			7.2%	10.2%

Research and development expenses increased $2.9 million, or 289.3%, to $3.9 million for the three months ended September 30, 2026 from $1.0 million for the three months ended September 30, 2025. The increase in research and development expenses for the three months ended September 30, 2026 was primarily due to an increase in use of certain materials for new product development, in particular for 6-inch InP substrates, and compensation related costs.

Research and development expenses increased $4.0 million, or 59.4%, to $10.6 million for the nine months ended September 30, 2026 from $6.7 million for the nine months ended September 30, 2025. The increase in research and development expenses for the nine months ended September 30, 2026 was primarily due to an increase in use of certain materials for new product development, in particular for 6-inch InP substrates, compensation related costs and utilities.

Interest Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
	($ in thousands)			($ in thousands)
Interest income (expense), net	$5,895	$(395)	$6,290	$10,724	$(866)	$11,590
% of total revenue	8.0%	(1.4)%		7.2%	(1.3)%

Interest income (expense), net increased $6.3 million to an income of $5.9 million for the three months ended September 30, 2026 from an expense of $0.4 million for the three months ended September 30, 2025. The increase was primarily due to higher interest income resulting from the investment of proceeds from our follow-on public offerings in the gross amount of approximately $100 million and $632.5 million, respectively, in December 2025 and April 2026.

Interest income (expense), net increased $11.6 million to an income of $10.7 million for the nine months ended September 30, 2026 from an expense of $0.9 million for the nine months ended September 30, 2025. The increase was primarily due to higher interest income resulting from the investment of proceeds from our follow-on public offerings in the gross amount of approximately $100 million and $632.5 million, respectively, in December 2025 and April 2026.

Equity in Income of Unconsolidated Joint Venture Companies

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
	($ in thousands)			($ in thousands)
Equity in income (loss) of unconsolidated joint ventures	$237	$515	$(278)	$1,007	$592	$415
% of total revenue	0.3%	1.8%		0.7%	0.9%

The equity in income of unconsolidated joint ventures companies was income of $0.2 million for the three months ended September 30, 2026 as compared to income of $0.5 million for the three months ended September 30, 2025. The decrease in income of $0.3 million is primarily due to weaker performance in unconsolidated joint ventures.

The equity in income of unconsolidated joint ventures companies was income of $1.0 million for the nine months ended September 30, 2026 as compared to income of $0.6 million for the nine months ended September 30, 2025. The increase in income of $0.4 million is primarily due to stronger performance in unconsolidated joint ventures.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		Other Income (Expense)	September 30,		Other Income (Expense)
	2026	2025	Change	2026	2025	Change
	($ in thousands)			($ in thousands)
Other income (expense), net	$(238)	$(166)	$(72)	$(598)	$211	$(809)
% of total revenue	(0.3)%	(0.6)%		(0.4)%	0.3%

Other expense, net increased $72,000 to a loss of $238,000 for the three months ended September 30, 2026 from a loss of $166,000 for the three months ended September 30, 2025. Other expense, net increased primarily due to higher foreign currency exchange losses in the current period compared to the prior period and lower VAT in the current period compared to the prior period.

Other income (expense), net decreased $809,000 to a loss of $598,000 for the nine months ended September 30, 2026 from an income of $211,000 for the nine months ended September 30, 2025. Other income (expense), net decreased primarily due to foreign currency exchange losses in the current period compared to foreign currency exchange gains in the prior period.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
	($ in thousands)			($ in thousands)
Provision for income taxes	$4,571	$504	$4,067	$7,103	$1,157	$5,946
% of total revenue	6.2%	1.8%		4.8%	1.8%

Provision for income taxes increased $4.1 million to $4.6 million for the three months ended September 30, 2026 as compared to $0.5 million for the three months ended September 30, 2025. The tax expense recorded for the three months ended September 30, 2026 is the result of mainly foreign taxes, federal income taxes, and some minimum state taxes. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved for the U.S. company. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Provision for income taxes increased $5.9 million to $7.1 million for the nine months ended September 30, 2026 as compared to $1.2 million for the nine months ended September 30, 2025. The tax expense recorded for the nine months ended September 30, 2026 is the result of mainly foreign taxes, federal income taxes, and some minimum state taxes. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved for the U.S. company. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

			Net (income) loss attributable to			Net (income) loss attributable to
	Three Months Ended		noncontrolling interests and	Nine Months Ended		noncontrolling interests and
	September 30,		redeemable noncontrolling interests	September 30,		redeemable noncontrolling interests
	2026	2025	Change	2026	2025	Change
	($ in thousands)			($ in thousands)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(4,027)	$(233)	$(3,794)	$(6,064)	$1,651	$(7,715)
% of total revenue	(5.5)%	(0.8)%		(4.1)%	2.5%

Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased $3.8 million to an income of $4.0 million for the three months ended September 30, 2026, from an income of $0.2 million for the three months ended September 30, 2025, primarily due to higher profitability from our PRC subsidiaries as sales increased.

Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests increased $7.7 million to an income of $6.1 million for the nine months ended September 30, 2026, from a loss of $1.7 million for the nine months ended September 30, 2025, primarily due to higher profitability from our PRC subsidiaries as sales increased.

Liquidity and Capital Resources

As of September 30, 2026, our principal source of liquidity was $825.9 million, which consisted of cash of $485.5 million and restricted cash of $41.2 million and investments of $299.2 million. In the nine months ended September 30, 2026, cash and restricted cash increased by $398.3 million and investments increased by $299.2 million. The increase in cash and restricted cash of $398.3 million in the nine months ended September 30, 2026 was primarily due to net cash provided by financing activities of $616.6 million, operating activities of $100.8 million and the effect of exchange rate changes of $7.0 million, partially offset by net cash used in investing activities of $326.0 million. As of September 30, 2026, we and our PRC subsidiaries held approximately $103.7 million in cash and investments in foreign bank accounts, of which $41.0 million was classified in restricted cash.

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

Net cash provided by operating activities of $100.8 million for the nine months ended September 30, 2026 was primarily comprised of a net change of $48.8 million in operating assets and liabilities, net income before income attributable to noncontrolling interest and redeemable noncontrolling interests of $41.3 million, the adjustment for non-cash items of depreciation and amortization of $7.5 million, return of equity method investments as dividends of $2.0 million, stock-based compensation of $2.9 million, partially offset by equity in income of unconsolidated joint ventures of $1.0 million and change in deferred tax assets of $0.7 million.

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

Net cash used in investing activities of $326.0 million for the nine months ended September 30, 2026 was primarily from the purchase of available-for-sale debt securities of $305.6 million and the purchase of property, plant and equipment of $22.6 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities.

Net cash used in investing activities of $3.8 million for the nine months ended September 30, 2025 was primarily from the purchase of property, plant and equipment of $3.0 million and investment in non-marketable equity investments of $0.8 million.

Net cash provided by financing activities was $616.6 million for the nine months ended September 30, 2026, which consisted of proceeds from issuance of common stock and options exercised, net of issuance costs of $602.1 million, short-term loans of $54.0 million and long-term loans of $14.5 million, partially offset by repayment of short-term loans of $48.6 million and repayment of long-term loan of $5.4 million.

Net cash provided by financing activities was $11.8 million for the nine months ended September 30, 2025, which consisted of proceeds from short-term loans of $43.3 million, long-term loan of $3.2 million and common stock options exercised of $0.1 million, partially offset by repayment of short-term loans of $33.6 million and repayment of long-term loan of $1.1 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. As of September 30, 2026, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

Dividends accrue on our outstanding Series A preferred stock, and are payable as and when declared by our Board of Directors. We have never declared or paid any dividends on the Series A preferred stock.  By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock. As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our condensed consolidated balance sheets. As of September 30, 2026, the balance remained unchanged. At the time we pay this accrued liability, our cash will be reduced. We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

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

For the nine months ended September 30, 2026 and 2025, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were $2.0 million and $0.9 million, respectively. For the nine months ended September 30, 2026 and 2025, there were no dividends paid to minority shareholders by our PRC subsidiaries or PRC raw material joint ventures. For the nine months ended September 30, 2026, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the dividends described above and the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

On July 8, 2026, the STAR Market accepted Tongmei's withdrawal of its IPO application. AXT and Tongmei intend to transfer their dedicated resources and efforts towards a listing on the Hong Kong Stock Exchange where its listing application will emphasize its updated business plan focusing on the development of the Company's InP business to address the growing demand for InP substrates used in high-speed optical data transmission and artificial intelligence data center applications. Tongmei’s listing application on the STAR Market in 2021, which has been pending since that time, emphasized Tongmei’s GaAs semiconductor wafer substrates and other products for micro-LEDs. Given the increase in demand for its InP wafer substrates used for high-speed optical data transmission in data centers employing artificial intelligence, the Company believes that the Hong Kong Stock Exchange is an attractive market to list Tongmei’s shares permitting a broader potential base of institutional and retail investors in its anticipated IPO.

Pursuant to the applicable Capital Investment Agreements, Tongmei’s withdrawal of its STAR Market listing application gave rise to a redemption right to each Investor. Although each Investor had the right to require the redemption of its shares at the original value, no Investor elected to be redeemed. To show good faith to the Investors, Tongmei allowed each Investor to retain its shares in exchange for surrendering any future right of redemption. Twelve of the thirteen Investors agreed. One Investor’s internal rules required an exit, resulting in the transfer of some of its shares to a third party with the balance repurchased by Tongmei, subsequent to September 30, 2026.

Our bank loans and credit facilities are primarily entered into by our subsidiaries with various PRC banks and generally have original maturities of 12 months or less. These borrowings are classified as “Short-term loans” in our condensed consolidated balance sheets. As of September 30, 2026, the outstanding balance of short-term loans was $66.8 million, with interest rates ranging from 2.0% to 3.5%. Of this amount, $31.5 million was unsecured, $29.5 million was secured by the time deposit of the Company, and $5.8 million was secured by real estate properties owned by certain subsidiaries. As of December 31, 2025, the outstanding balance of short-term loans was $58.6 million, with interest rates ranging from 2.2% to 3.9%. Of this amount, $43.0 million was unsecured, $7.4 million was secured by the time deposit of the Company, and $8.2 million was secured by real estate properties owned by certain subsidiaries.

Our subsidiaries have long-term borrowings from PRC banks with original terms ranging from 14 months to five years and interest rates ranging from 2.4% to 6.5%. These borrowings include unsecured loans and loans secured by subsidiary real estate or Company time deposits. Pledged time deposits are classified as restricted cash.

Our subsidiaries also have equipment financing arrangements with unrelated financing companies, with original terms of 36 months and effective interest rates of 3.8% to 4.2%. Under these arrangements, the subsidiaries temporarily transferred ownership of its production lines and related equipment to the financing companies, while retaining the right to use the properties in their operations. Outstanding equipment financing obligations totaled approximately $4.3 million as of September 30, 2026.

 As of September 30, 2026, $15.5 million is included in “Other long-term liabilities” and $5.7 million is included in “Short-term loans” in our condensed consolidated balance sheets.

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

On April 20, 2026, we filed with the SEC an automatic registration statement on Form S-3, pursuant to which we may offer common stock, warrants and/or units in one or more offerings and in any combination, which became effective upon filing on April 20, 2026 pursuant to Rule 462(e) of the Securities Act. On April 21, 2026, we filed a prospectus supplement relating to an offering of 8,560,311 shares of our common stock at a public offering price of $64.25 per share and up to 1,284,046 shares of common stock subject to a 30-day option to purchase additional shares granted to the underwriters of the offering at the public offering price (the “April Offering”). The closing of the April Offering occurred on April 22, 2026. On April 22, 2026, the underwriters exercised the option in full. Net proceeds from the April Offering, after deducting underwriting discounts, commissions, and other offering costs, were $600.1 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with U.S. GAAP. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of September 30, 2026 and December 31, 2025, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. One customer accounted for more than 10% of our accounts receivable balance as of September 30, 2026 and one customer accounted for more than 10% of our accounts receivable balance as of December 31, 2025.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than-temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under the equity method. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other-than-temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Our minority investments under the equity method as of September 30, 2026 and December 31, 2025 totaled $14.4 million and $15.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Shareholder Class Action

On May 6, 2024, a putative shareholder class action complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of persons or entities who purchased or acquired our publicly traded securities, against us, Morris S. Young, our Chief Executive Officer, and Gary L. Fischer, our Chief Financial Officer. The court transferred the case to the Northern District of California, where our headquarters are located. A lead plaintiff was appointed and an amended complaint was filed. The amended complaint asserts a putative class period from March 24, 2021 to April 3, 2024, inclusive (the “Class Period”). The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by the defendants, and seeks unspecified monetary relief, interest, and attorneys’ fees. On May 28, 2025, the Court granted defendants’ motion to dismiss with leave to amend. Plaintiff filed his second amended complaint on June 27, 2025. Defendants responded with a motion to dismiss the second amended complaint on July 11, 2025. The Court granted defendants’ motion to dismiss plaintiff’s second amended complaint on July 7, 2026 with leave to amend. On August 4, 2026, the plaintiff filed his third amended complaint. On September 15, 2026, Defendants moved to dismiss the third amended complaint. Plaintiffs filed their opposition to the motion to dismiss on October 30, 2026, and Defendants’ reply is due on November 20, 2026. A hearing on the motion is scheduled for December 11, 2026.

Derivative Action

On August 22, 2024, a derivative lawsuit was filed in the Northern District of California by an alleged shareholder against Morris S. Young, our Chief Executive Officer, Gary L. Fischer, our Chief Financial Officer, then-serving directors David C. Chang, Jesse Chen, and Christine Russell, and former director Leonard J. LeBlanc, with the Company named as a nominal defendant (together, “Defendants”). Defendants moved to dismiss on November 6, 2024, following which the plaintiff filed an amended complaint on November 20, 2024. The amended complaint asserted that the defendants breached their fiduciary duties to the Company based on the allegations asserted in the original complaint in the putative shareholder class action. On November 27, 2024, defendants again moved to dismiss. On March 17, 2025, the Court granted our motion to dismiss, holding that the plaintiff did not make a pre-suit demand on our Board of Directors and failed to plead with particularity facts sufficient to excuse the lack of a demand and also for failure to state a claim. On April 11, 2025, the plaintiff filed a notice that he did not intend to further amend his complaint. The Court entered judgment on April 14, 2025. On May 13, 2025, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit. Plaintiff-Appellant’s appeal is fully briefed. The Ninth Circuit has indicated that the appeal is being considered for oral argument in February or March 2027.

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

●	Escalating and volatile trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequences in China.
●

Our gross margin has fluctuated historically and may decline or increase due to several factors. Factors such as product mix, unit volume, yields and other manufacturing efficiencies can cause our gross margin to decrease or increase from quarter to quarter.

●	In October 2026, Tongmei and AXT entered into agreements with new investors for an investment of approximately $285 million to $545 million in Tongmei, and we agreed to subscribe for Tongmei shares for $400 million. The closings are subject to conditions, including receipt of required filings with the PRC governmental authorities, and may not occur. If completed, the financing will reduce our ownership of Tongmei and give the new investors a liquidation preference, consent and other rights, and the right to require Tongmei to redeem their shares, including if Tongmei does not complete a qualifying IPO within three years, at the subscription price plus an 8% annual return, compounded annually. If we elect to purchase the redeemed shares instead of Tongmei, we may pay with cash, promissory notes or shares of our common stock, which could reduce our liquidity or dilute our stockholders.
●

Although we intend to pursue a listing of Tongmei's shares on the Hong Kong Stock Exchange or another exchange, there can be no assurance that Tongmei will submit a listing application, or that the Hong Kong Stock Exchange or another exchange, or applicable PRC regulators, including the CSRC under its filing requirements for overseas listings, will approve, any such application for Tongmei on a timely basis or at all, or that any listing will be completed on favorable terms.

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

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024, China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On February 4, 2025, China began to require export permits on InP wafers. This requirement remains a major concern for AXT. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. On December 27, 2025, the Standing Committee of the National People’s Congress of China (“NPC”) enacted substantial revisions to the Foreign Trade Law of the People’s Republic of China, effective March 1, 2026 (the “Foreign Trade Law”). The revisions to the Foreign Trade Law provide, among other things, enhanced power vested in governmental agencies to prohibit or restrict the import or export of goods and technologies for a variety of reasons set forth in Article 18 of the Foreign Trade Law, including, but not limited to, (i) safeguarding national security, (ii) where there is a domestic shortage of supply or to protect potentially depleted natural resources, (iii) in order to establish or accelerate the establishment of specific domestic industries, and (iv) other circumstances where it is necessary to prohibit or restrict the import or export of relevant goods or technologies, or take other necessary measures. The revisions also include a chapter on intellectual property introducing new trade sanctions for the infringement of intellectual property rights when such infringement endangers the order of foreign trade and targets specific licensing practices that prohibit the challenge of a license’s validity or portfolio licensing bundling. The specific prohibitions and restrictions on the import and export of goods and technologies are delegated to the Ministry of Commerce of the People’s Republic of China, among other agencies. While we do not believe that the revisions will have any additional material adverse effects on our wafer substrate products beyond the current restrictions and licensing requirement, however, with the Foreign Trade Law’s enhanced power over import and export prohibitions and restrictions, no assurances can be given that additional restrictions will not be imposed in the future.

On February 20, 2026, the U.S. Supreme Court invalidated many of the global tariffs previously imposed under the International Emergency Economic Powers Act of 1977 (the "IEEPA") and the U.S. Customs and Border Protection subsequently announced that IEEPA-based tariff provisions would be terminated effective February 24, 2026. However, tariffs imposed under other authorities, including Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974, remain in effect, and the U.S. government has indicated that it may pursue additional or replacement tariffs under alternative legal authorities, including temporary measures under Section 122 of the Trade Act of 1974. If maintained, these announced new tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, could affect our business and results of operations. Indium phosphide substrates are the primary revenue generator derived from imports into the U.S. This revenue has been impacted by additional tariffs imposed by the United States and by export controls implemented by China. In 2024, 8% of our total worldwide revenue was from sales in North America, primarily in the U.S.; however, in 2025, only approximately 2% of our revenue was generated by sales to customers in North America.

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

Our gross margin has fluctuated from period to period as a result of increases or decreases in total revenue, unit volume, shifts in product mix, shifts in the cost of raw materials, costs related to the relocation of our gallium arsenide and germanium production lines, including costs related to hiring additional manufacturing employees at our new locations, tariffs imposed by the U.S. government, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These factors and other variables change from period to period and these fluctuations are expected to continue in the future. For example, in the third quarter of 2022 our gross margin was 42.0% but it dropped to 10.7% in the third quarter of 2023 as a result of several of these factors. In the first quarter of 2025, our gross margin was a negative 6.4% but improved to 8.0% in the second quarter of 2025 and 22.3% in the third quarter of 2025. In the first, second and third quarters of 2026, our gross margin was approximately 29.6%, 44.9% and 56.0%, respectively. However, there can be no assurance that our gross margin will not fluctuate in future periods due to ongoing uncertainty of various factors.

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

From time to time, sales to one or more of our tier one customers individually represent more than 10% of our revenue and if we were to lose a major customer the loss would negatively impact our revenue. Except under our long-term supply and capacity reservation agreements, our customers are generally not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases, and even under those agreements our customers may in certain circumstances terminate, reduce or fail to meet their commitments. In addition, our customers may reduce, delay or cancel orders. In the past, we have experienced a slowdown in bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any loss of customers or any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

We may not achieve the revenues we expect under our long-term supply and capacity reservation agreements with our customers, and we may be required to refund prepayments and deposits.

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

In 2026, we entered into long-term supply or capacity reservation agreements with certain customers that provide for prepayments or deposits. Under these agreements, we have committed to reserve and deliver specified production capacity of InP wafer substrates, which requires us to expand our InP manufacturing capacity in China, to obtain sufficient raw materials and to obtain export permits from China’s Ministry of Commerce on a timely basis. If we fail to meet our capacity or delivery commitments, including as a result of delays in obtaining export permits, our customers may have the right to terminate the agreements and require us to refund the unapplied portion of their prepayments or deposits, which could materially and adversely affect our liquidity, financial condition and results of operations. In addition, because these prepayments and deposits are recorded as contract liabilities and recognized as revenue only as products are delivered, our reported revenue may lag the receipt of cash, and the commitments may limit our ability to allocate capacity to other customers at more favorable prices.

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

In late 2024 and early 2025, a new round of trade restrictions was announced by China and the United States. On December 3, 2024 China issued further rules restricting exports of materials that can typically be used in military applications including antimony, gallium, germanium and other superhard materials. The effective date was December 3, 2024, the same day as the announcement itself. Reciprocally, the United States increased tariffs on many items from China from 25% to 50%, effective January 1, 2025. On February 1, 2025, the United States again further increased the tariff on imports of many products from China, including our wafer substrates, to 60%. On March 4, 2025, the United States further increased the tariff on imports of many products, including our wafer substrates, to 70%. On February 20, 2026, the U.S. Supreme Court invalidated many of the global tariffs previously imposed under the International Emergency Economic Powers Act of 1977 (the "IEEPA") and the U.S. Customs and Border Protection subsequently announced that IEEPA-based tariff provisions would be terminated effective February 24, 2026. However, tariffs imposed under other authorities, including Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974, remain in effect, and the U.S. government has indicated that it may pursue additional or replacement tariffs under alternative legal authorities, including temporary measures under Section 122 of the Trade Act of 1974. If maintained, these announced new tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, could affect our business and results of operations. Indium phosphide substrates are the primary revenue generator derived from imports into the U.S. This revenue has been impacted by additional tariffs imposed by the United States and by export controls implemented by China. In 2024, 8% of our total worldwide revenue was from sales in North America, primarily in the U.S.; however, in 2025, only approximately 2% of our revenue was generated by sales to customers in North America.

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

The economic and political conditions between China and the United States, in our view, create an unstable business environment. Reciprocal trade restrictions have resulted in a greater determination to be self-sufficient and produce more goods domestically. Both governments appear to be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies. The complexity and uncertainty of trade tensions has caused some customers and prospective customers in each country to adopt sourcing policies that block purchases from suppliers in the other country. Further, the continued threats of tariffs and other trade restrictions could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. We continue to monitor developments closely, including pending legal challenges to certain tariff authorities, updated guidance from regulators, retaliatory measures, resolution of trade agreements and ongoing negotiations with additional trade partners. In addition, ongoing uncertainty regarding the mechanisms, timing and amount of any refunds or other relief relating to previously paid duties may affect our cash flows and results in future periods. We cannot predict the scope, timing or ultimate impact of these developments on our business.

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

Our international operations are exposed to potential adverse tax consequences in China.

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

Tongmei may not complete a listing on the Hong Kong Stock Exchange or any other exchange on a timely basis, on favorable terms or at all.

Following the withdrawal of Tongmei's STAR Market listing application, we intend to pursue a listing of Tongmei's shares on the Hong Kong Stock Exchange or another exchange. As of the date of this report, Tongmei has not submitted a listing application. There can be no assurance that Tongmei will submit, or that the Hong Kong Stock Exchange or another exchange, or applicable PRC regulators, including the CSRC under its filing requirements for overseas listings, will approve, a listing application for Tongmei on a timely basis or at all, or that any such listing will be completed on favorable terms. A listing will depend on factors outside our control, including market conditions, investor demand, Tongmei's financial performance, the receipt of export permits, geopolitical tensions between China and the United States, and changes in PRC or Hong Kong laws and regulations. Tongmei will incur significant legal, accounting and other expenses in pursuing a listing, which may be expensed if the listing is delayed or abandoned, as occurred with the STAR Market application. In addition, if Tongmei completes a listing, our ownership interest in Tongmei will be diluted, Tongmei will become subject to the listing rules of the applicable exchange and the rights of its public shareholders, and the market value of Tongmei's shares may not be reflected in the trading price of our common stock. If Tongmei fails to complete a Qualified IPO within the time periods required under the Tongmei financing agreements, as further described below, the New Investors may require Tongmei to redeem their shares, which could require significant cash payments by Tongmei or us.

The Tongmei financing may not close, will dilute our ownership of Tongmei, and grants the new investors redemption and other rights that could require significant cash payments by Tongmei or us or the issuance of our common stock.

In October 2026, Tongmei and AXT entered into agreements with the New Investors for an investment of RMB 1,912,350,000 (approximately $285 million) to RMB 3,668,639,053.25 (approximately $545 million) in Tongmei ordinary shares, and we agreed to subscribe for Tongmei shares for the RMB equivalent of $400 million. The closings are subject to conditions, including Tongmei shareholder approval and receipt of required filings from governmental authorities in China. The Share Subscription Agreement will terminate if the Lead Investor’s closing of the minimum investment does not occur by December 20, 2026, unless extended, and the Lead Investor may terminate if we or Tongmei materially breach the agreements and fail to cure within fifteen business days or if our representations are not true in all material respects. There can be no assurance that any closing will occur or that the maximum amount will be invested. If the transaction closes, we believe that our ownership of Tongmei will decrease to approximately 73.40% assuming the maximum investment, and the New Investors will have a liquidation preference, priority on profit distributions, preemptive rights, a board designee and consent rights over certain transactions, which may limit our ability to operate Tongmei and to receive distributions from it. Each New Investor may require Tongmei to redeem its shares if Tongmei does not complete a Qualified IPO, which requires an offering price yielding at least a 13% annual internal rate of return to the New Investors, within three years after closing, or upon certain other events, including a material breach or violation of law by Tongmei or AXT that has a material adverse effect, certain criminal convictions, or a change of control of Tongmei or of AXT if our common stock ceases to be registered under Section 12(b) of the Exchange Act. The redemption price equals the subscription price plus 8% per annum, compounded annually, plus any declared or accrued but unpaid dividends. If we elect to purchase redeemed shares instead of Tongmei, we may pay in cash, with an unsecured promissory note bearing interest at 8% per annum that must be substantially prepaid within nine months, with shares of our common stock if agreed conditions are satisfied, which would dilute our stockholders, or with a combination of these. A Qualified IPO of Tongmei on the Hong Kong Stock Exchange or elsewhere may not be achieved on the required terms or within three years, or at all. Any of these factors could adversely affect our liquidity, financial condition and the market price of our common stock.

The price of shares of our Common Stock has fluctuated substantially.

The price of shares of our common stock has fluctuated substantially. Therefore, some investors who have purchased our common stock at high prices face the risk of losing a significant portion of their original investment if they have to sell at a time when the price of shares of our common stock has declined.

For example, during the fourth quarter of 2025 and the first three quarters of 2026, the price of our common stock and trading volume significantly increased compared to prior periods. Accordingly, the market price of our common stock may fluctuate dramatically and may decline rapidly, irrespective of any developments in our business. In addition, the volatility of our stock price could cause other consequences including causing a short squeeze due to the difference in investment decisions by short sellers of shares of our common stock and buy-and-hold decisions of longer-term investors.

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

We have never declared or paid any cash dividends on our shares of common stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. In addition, dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2026 and December 31, 2025, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders.

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

Our common stock is listed on The Nasdaq Global Select Market. If the bid price of our common stock falls and remains below $1.00 per share for thirty consecutive business days, we could be subject to delisting from the Nasdaq Global Select Market. In addition, the continued listing of our common stock is contingent upon our compliance with The Nasdaq Global Select Market’s conditions for continued listing. If we fail to meet any Nasdaq listing requirements, including the minimum bid price, satisfaction of minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity and certain corporate governance requirements, and do not regain compliance, we may be subject to delisting by Nasdaq.

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

VI.	Risks Related to Compliance, Environmental Regulations and Other Legal Matters

We will lose our smaller reporting company status beginning in 2027, which will increase our disclosure and compliance obligations and may subject us to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2026, we will no longer qualify as a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the first quarter of 2027. Under SEC transition rules, we may continue to use the scaled disclosures available to smaller reporting companies, such as two years of audited financial statements and reduced executive compensation disclosure, through our Annual Report on Form 10-K for 2026, and we will remain a non-accelerated filer for such filings due in 2027. Beginning with our Quarterly Report on Form 10-Q for the first quarter of 2027, we will be subject to the full disclosure requirements applicable to larger companies. Our filer status will next be determined based on the market value of our common stock held by non-affiliates as of June 30, 2027, which may fluctuate significantly. If our public float is $700 million or more on that date, we will become a large accelerated filer, and if it is $75 million or more but less than $700 million, we may become an accelerated filer. In either case, our Annual Report on Form 10-K for 2027 would be subject to accelerated filing deadlines and an auditor attestation on our internal control over financial reporting under Section 404(b).

Conversely, if our public float declines below the thresholds set by SEC rules, we may again qualify as a smaller reporting company and be permitted to resume scaled disclosure. As a result, our filer status and disclosure obligations may change from year to year, which could make our periodic reports less comparable across periods. Complying with these requirements will increase our legal, accounting and other costs and require significant management attention. If we or our independent registered public accounting firm identify material weaknesses in our internal control over financial reporting, investors could lose confidence in our financial reports and the market price of our common stock could decline.

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

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description
3.1(1)	Certificate of Amendment to the Second Amended and Restated Bylaws of AXT, Inc.
10.1#*	Capacity Reservation Agreement, dated July 26, 2026 by and between AXT, Inc. and Lumentum Operations LLC (redacted)
31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1) Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on July 29, 2026.

# Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain information has been excluded (indicated by “[***]”) because it is both not material and the type of information that the registrant treats as private or confidential. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon request.

* Filed herewith.

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

AXT, INC.

Dated: November 12, 2026	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)